Form 10QSB
period 2002-03-31
CRT CORP
filed 2002-06-20
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2002

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 00010260507


                                   CRT CORPORATION
              (Exact name of registrant as specified in its charter)


                   Nevada                              95-4643533
  (State or jurisdiction of incorporation          ( I.R.S. Employer
               or organization)                    Identification No.)

8635 W. Sahara #344, Las Vegas, Nevada                      89119
(Address of principal executive offices)                  (Zip Code)

                Registrant's telephone number:  (702) 940-0086

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes           No    X     .

     As of March 31, 2002, the Registrant had 7,360,884 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEETS
              AS OF MARCH 31, 2002 AND DECEMBER 31, 2001                 3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                          4

              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                          5

              NOTES TO FINANCIAL STATEMENTS                              6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                          8


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          8

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  8

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            8

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

     ITEM 5.  OTHER INFORMATION                                          8

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           8

SIGNATURE                                                                9

PART I.
ITEM 1.  FINANCAL STATEMENTS.

                                CRT CORPORATION
                                 BALANCE SHEET
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND
                   TWELVE MONTHS ENDED DECEMBER 31, 2001
                                   UNAUDITED

                                                   March 31        Dec. 31
                                                     2002            2001
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $   9,766       $   9,766
  Total current assets                             $   9,766       $   9,766

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Total liabilities                                  $       0       $       0

SHAREHOLDERS' EQUITY

Common shares, $.001 per value, 25,000,000 shares      7,361           7,361
Authorized, and 7,360,884 shares outstanding
Paid-in capital                                        2,873           2,873
Accumulated deficit since December 31, 2000 in          (468)           (468)
connection with quasi reorganization

  Total shareholders' equity                       $   9,766       $   9,766

The accompanying notes are an integral part of these financial statements

                                  CRT CORPORATION
                              STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                      UNAUDITED
                                                      March 31       March 31
                                                        2002           2001

REVENUES:
  Total Revenues                                   $       0        $       0

OPERATING COSTS AND EXPENSES:
General and administrative expenses                        0                0
  Total operating expenses                                 0                0
Loss from operations                                       0                0
TOTAL NET LOSS:                                            0                0

BASIC AND DILUTIVE LOSS PER SHARE                  $       0        $       0
SHARES USED IN COMPUTING BASIC AND
DILUTIVE NET LOSS PER COMMON SHARE 7,360,884

The accompanying notes are an integral part of these financial statements

                                 CRT CORPORATION
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                            For the Three Months Ended March 31
                                                 2002                 2001

OPERATING ACTIVITIES
Net loss                                             0                   0
Net cash provided by operating activities            0                   0

INVESTING ACTIVITIES
Net cash used in investing activities                0                   0

FINANCING ACTIVITIES
Net cash provided by financing activities            0                   0
Net increase (decrease) in cash and cash
 Equivalents                                         0                   0

Cash and cash equivalents:
Beginning of period                             10,000                 236
End of period                                   10,000                 236

The accompanying notes are an integral part of these financial statements

                                  CRT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2002

Note 1  Summary of significant Accounting Policies

        This summary of significant accounting policies of CRT Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        (a)  Organization and Business Activities

             CRT Corporation was incorporated under the laws of the State of Nevada on September 30, 1996. The main business activity of "The Company " is a management and investment holding company for the subsidiaries indicated in Note 2.

        (b)  Annual Year

             The Company operates on a December 31st annual year end.

        (c)  Basis of Operation

             The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

        (d)  Subsequent Events

             Legal Proceedings

             CRT Corporation was one of seven defendants in a lawsuit that judgment was rendered against the defendants in the amount of $10,036,701.00. CRT made an offer to settle their portion of the claim, which was accepted by the Plaintiffs. The final agreement is being drafted at this time, and waiting for signature of the Plaintiffs there fore was not included in the financial report, at which time a full release of CRT will be filed with the Court.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

     None.

Liquidity and Capital Resources.

     The Company currently does not have a source for liquidity or possess capital resources.

Capital Expenditures.

     There were no capital expenditures this quarter ended March
31, 2002.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

     CRT Corporation was one of seven defendants in a lawsuit in which judgment was rendered against the defendants in the amount of $10,036,701.00. CRT made an offer to settle their portion of the claim, which was accepted by the Plaintiffs. The Company is waiting for the final documentation memorializing the settlement agreement following which a satisfaction of judgment will be filed with the Court.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     There were none during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CRT CORPORATION



Dated: June 17, 2002                       By: /s/ Matt Sebal
                                           Matt Sebal President

                              EXHIBIT INDEX

Exhibit No.          Description