Form 10QSB
period 2002-09-30
CRT CORP
filed 2002-11-20
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                        COMMISSION FILE NUMBER: 00010260507


                                 CRT CORPORATION
             (Exact name of Company as specified in its charter)


  Nevada                                                    95-4643533
(State or jurisdiction of incorporation               ( I.R.S. Employer
            or organization)                         Identification No.)

8635 W. Sahara #433, Las Vegas, Nevada                    89119
(Address of principal executive offices)                (Zip Code)


                 Company's telephone number:  (702) 940-0080

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes           No    X     .

     As of September 30, 2002, the Company had 4,453,628 shares of common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                 PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
        AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002                  3

        CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS ENDED
        SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                   4

        CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED
        SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                   5

     NOTES TO FINANCIAL STATEMENTS                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                 9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                                  10

ITEM 4.  CONTROLS AND PROCEDURES                                   10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

ITEM 5.  OTHER INFORMATION                                         11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

SIGNATURE                                                          12

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                                 CRT Corporation
                                 Balance Sheet
                                    UNAUDITED

                                            September 30        June 30
                                               2002              2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents                   $        0       $     66,261
Accounts Receivable                                  0             18,396
Inventories                                          0             78,250

  Total0 current assets                              0            162,907

FIXED ASSETS
Computers                                       18,841             18,841
Furniture and Equipment                         12,129             12,129
Accumulated Depreciation                       (18,710)           (16,160)
Total fixed assets                              12,260             14,652

Total Assets                                    12,260            177,469

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                     0             64,071
Total Current Liabilities                            0             64,071

Long Term Debt                                       0                  0

Total Long Term Debt                                 0                  0
Total liabilities                                    0             64,071

SHAREHOLDERS' EQUITY
Common shares, $.001 per value, 25,000,000
shares authorized                                4,454              7,361
Issued and outstanding as of Sept. 30
and June 30 2002 respectively
4,453,628 and 7,360,884 shares
Paid-in capital                               149,937             145,026
Retained Earnings                            (142,131)           ( 38,989)

Total shareholders' equity                     12,260             113,398

Total Liabilities & Equity                     12,260             177,469

The accompanying notes are an integral part of these financial statements

                                   CRT Corporation
                                Statement of Operations
                                        UNAUDITED

                                                September 30     September 30
                                                    2002              2001

REVENUES:                                                 0                0

Total Revenues                                            0                0

OPERATING COSTS AND EXPENSES:
General and administrative expenses                 100,592              234
Accumulated Depreciation                              2,550                0
Total operating expenses                            103,142              234

Income (Loss) from operations                      (103,142)            (234)

TOTAL NET LOSS:                                    (103,142)            (234)

Dilutive net loss per common share based upon         (.023)              NIL
4,453,628 and 7,360,884 shares issued and outstanding as of Sept. 30 2002 and 2001 respectively.

The accompanying notes are an integral part of these financial statements

                                  CRT Corporation
                               Statement of Cash Flows
                                       UNAUDITED
                                                September 30     September 30
                                                    2002              2001
OPERATING ACTIVITIES
Net Income (loss)                                    (103,142)          (234)
Cash (used in) provided by operating activities
Depreciation                                            2,550              0
Changes in operating assets and liabilities:
Accounts receivable                                         0              0
Inventories                                                 0              0
Prepaid expenses and other                                  0              0
Accounts payable                                            0              0
Other                                                  27,420              0

Net cash provided by operating activities             (73,172)          (234)

INVESTING ACTIVITIES
Purchase of Property and equipment
Net cash used in investing activities                       0              0

FINANCING ACTIVITIES
Paid in Capital                                         4,911              0
Issuance of common stock                                2,000              0
Net cash provided by financing activities               6,911              0

Net increase (decrease) in cash and cash equivalents  (66,261)          (234)
Beginning of period                                    66,261              0
End of period                                              0            (234)

The accompanying notes are an integral part of these financial statements

                                     CRT Corporation
                               Notes to Financial Statements
                                    September 30, 2002

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

(a)  Organization and Business Activities

CRT Corporation was incorporated under the laws of the State of Nevada on September 30, 1996. The main business activity of "The Company " is a management and investment holding company. In June of 2002 the Company acquired Ace Optics for $2,000,000 in CRT stock.

Ace Optic began operations as Sunglasscentral.com in 1997 being one of the first large scale retail sunglass websites on the Internet. Ace Optics received over 120,000 unique visitors per month producing sunglass revenues in excess of 60,000 per month. Ace Optics represented over 35 different prescriptions and non-prescription eyewear manufactures. Ace Optics operated a storefront in Mississippi, and sold its products over the Internet until it ceased operations in October 2002.

In June 2002 Ace Optics started a colligate line of Sunglasses and was in the process of obtaining approvals from the Colleges and Universities to distribute these products.

In August 2002, Mr. Whitley demanded the issuance of
550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prevented the Company from the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern. The Company has filed suit against Mr.
Whitley, seeking the return of all items in his possession and or control that belong to the Company.

A revised 10 Q will be filed once the information is obtained from Mr. Whitley or through direct documentation from suppliers; credit card companies the banks and others.

(b)  Annual Year

The Company operates on a December 31st annual year-end.

(c)  Basis of Accounting

The accompanying financial statements have been
prepared on the accrual basis of       accounting in
accordance with generally accepted accounting principles.

(d)  Net earning (loss) per share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.

Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. Allotentially dilutive securities have been excluded from computation, as their effect is anti-dilutive.

(e)  Fair Value of Financial Instruments

The carrying amount of advances for shareholders is considered to be representative of its respective fair value because of the short-term nature of these financial instruments.

(f)  Income Taxes

The Company accounts for income taxes under SFAS No.
109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse

(g)  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(h)  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

(i)	Subsequent Events

Note 2  Capital Stock Transactions:

The authorized capital common stock is 25,000,000 shares of common stock at $.001 par value. The Company has issued 4,453,628 of common stock.

The Company and a majority of its shareholders approved a stock reverse of one for three. This became effective
July of 2002.

The Company issued $300,000 worth of stock based upon a value of $8.00 per share to settle the judgment against the Company.

The Company acquired Ace Optics for $2,000,000 of restricted CRT stock these shares will be issued once the stock reverse of one for three is effective by the end of July 2002.

Note 3  Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles; at present the Company is not a going concern.

In August 2002, Mr. Whitley demanded the issuance of
550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prohibits the Company from the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern. The Company has filed suit against Mr.
Whitley, seeking the return of all items in his possession that belong to the Company.

Note 4  Legal Proceedings

CRT Corporation was one of seven defendants in a lawsuit in that judgment was rendered against the defendants in the amount of $10,036,701.00. CRT has settled this action and issued $300,000 worth of CRT restricted stock as per rule 144. The Plaintiffs there fore will be filing a satisfaction of judgment and a full release of CRT with the Court before the end of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

None. In August 2002, Mr. Whitley demanded the issuance of
550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prevented the Company from the obtaining the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern. The Company has filed suit against Mr. Whitley, seeking the return of all items in his possession that belong to the Company.

Liquidity and Capital Resources.

The Company currently does not have a source for liquidity or possess capital resources.

Capital Expenditures.

There were no capital expenditures this quarter ended September
30, 2002.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe", "expect", "anticipate", "intends", "forecast", "project", and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer is the "Certifying Officer" is responsible for the establishing and maintaining disclosure control and procedures for the Company.

The Certifying Officer has designed such disclosures controls and procedures to ensure that material information is made known to the officer, particularly during the period in which this report was prepared.

The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company's disclosures controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

CRT Corporation was one of seven defendants in a lawsuit that judgment was rendered against the defendants in the amount of $10,036,701.00. CRT made an offer to settle their portion of the claim with the issuance of $300,000 worth of rule 144 CRT stock based upon a agreed value of $8.00 per share, which was accepted by the Plaintiffs. The Plaintiffs have received the their stock and a release will be filed before the end of this year 2002.

CRT Corporation has filed a complaint against Wade Whitely captioned CRT vs. Whitley in Federal District Court of Nevada, for Conversion, Fraud, Conspiracy, Defamations, Unjust Enrichment, and Equitable Accountings. In August 2002, Mr. Whitley demanded the issuance of 550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prohibits the Company from the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

There were none during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Mr. Whitley was removed from the Board of Directors and an interim board was installed until the next annual meeting..

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See

Exhibit Index.

Reports on Form 8-K.

None.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CRT Corporation



Dated: November 15, 2002                             By: /s/ Matt Sebal
                                                     Matt Sebal, President

                                    EXHIBIT INDEX

Exhibit No.          Description

99.1    Certification of Chief Executive Officer Pursuant to
        18 U.S.C. 1350, as adopted pursuant to  906 of The
        Sarbanes-Oxley Act of 2002