Form 10KSB
period 2002-12-31
DCM ENTERPRISES
filed 2003-04-15
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0001026507

                                   DCM ENTERPRISES, INC
                (Exact name of registrant as specified in its charter)

      Nevada                                           95-4643533
(State or jurisdiction of incorporation           ( I.R.S. Employer
        or organization)                           Identification No.)

8635 W. Sahara Ave. Suite 433, Las Vegas, Nevada           89119
     (Address of principal executive offices)           (Zip Code)

            Registrant's telephone number:  (702) 940-0079

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes   X    No       .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. Not Applicable.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 is $26,066. As of December 31, 2002, the registrant had 26,065,965 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                                                                 PAGE
PART I

ITEM 1   BUSINESS                                                   2
ITEM 2  PROPERTIES                                                  2
ITEM 3  LEGAL PROCEEDINGS                                           3
ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           3

PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS                            3
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS              4
ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                6
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                     6

PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         6
ITEM 10 EXECUTIVE COMPENSATION                                     7
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT                                      8
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             8
ITEM 13 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
        AND REPORTS ON FORM 8-K                                    9

SIGNATURES                                                        10

CERTIFICATION                                                     11
CERTIFICATION                                                     12

ITEM 1.  BUSINESS.

Introduction.

The Company was incorporated under the laws of the State of Nevada on September 30, 1996. The main business activity of "The Company " is a management and business holding company. In June of 2002 the Company acquired Ace Optics for $2,000,000 in Company stock. During the third quarter of 2002 the Ace Optics ceased operations. The Company is currently reviewing alternative acquisitions.

History of the Business.

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

In June 2002 Ace Optics started a collegiate line of Sunglasses and was in the process of obtaining approvals from the Colleges and Universities to distribute these products.

In August 2002, Mr. Whitley demanded the issuance of 550,000 shares of restricted Company stock and 50,000 shares of free trading Company stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prevented the Company from the documentation necessary to file an accurate financial report for third quarter of 2002. The Company at this time does not have a viable business and is no longer a going concern. The Company has filed suit against Mr. Whitley, seeking the return of all items in his possession and or control that belong to the Company.

In December of 2002 the management of the Company determined that it was best for the corporation to change its name to DCM Enterprises, Inc. the necessary papers were filed and the stock symbol was changed to DCME.

The Company when it was still known as "CRT Corporation" was one of seven defendants in a lawsuit in that judgment was rendered against the defendants in the amount of $10,036,701.00. The Company has settled this action and issued $300,000 worth of restricted stock as per rule 144. The Plaintiffs therefore filed a satisfaction of judgment and a full release with the Court.

Current Operations.

The Company is currently not in operations but is actively considering candidates for acquisition.

ITEM 2.  PROPERTIES.

Corporate Headquarters

8635 W. Sahara Ave. Suite 433 Las Vegas, Nev. 89119

ITEM 3.  LEGAL PROCEEDINGS.

The Company filed a complaint against Wade Whitely captioned CRT vs. Whitley in Federal District Court of Nevada, for Conversion, Fraud, Conspiracy, Defamations, Unjust Enrichment, and Equitable Accountings.
In August 2002, Mr. Whitley demanded the issuance of 550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prohibits the Company from the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern. This suit was filed before was filed before the Company changed its name.

The Company when it was still known as "CRT Corporation" was one of seven defendants in a lawsuit in that judgment was rendered against the defendants in the amount of $10,036,701.00. The Company has settled this action and issued $300,000 worth of restricted stock as per rule 144. The Plaintiffs therefore filed a satisfaction of judgment and a full release with the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) Market Information

The Common Stock was traded on the Over the Counter Bulletin Board (OTC: BB) under the symbol "CRTP" until 1998. The stock stopped trading that that year due to management's inability to maintain current reporting and listing requirements. The stock did not trade again until June of 2002. In December the Company changed its name to DCM Enterprises, Inc therefore the trading symbol changed to DCME.

For the Fiscal Year Ended December 31, Per Share Common Stock Bid
Prices by Quarter

                                    2002                           2001

                                High     Low                  High      Low
1st Quarter 3-31                0.00     0.000                0.00     0.00
2nd Quarter 6-30                0.00     0.000                0.00     0.00
3rd Quarter 9-30                8.10     0.001                0.00     0.00
4th Quarter 12-31               0.00     0.000                0.00     0.00

(b) Holders of Common Equity

As of December 31, 2002 there were 1,640 shareholders of record of the Company's Common Stock.

(c) Dividends

The Company has not declared or paid a cash dividend to stockholders since its incorporation. The Board of Directors intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements, and other factors.

(d) Stock Activity

Before the end of the fiscal year the following occurred:

Stock Issuance; In December the Company issued the following shares;

20,000,000 shares of restricted as per rule 144 for collateral of the loan as per agreement for the loan from Mercatus & Partners LTD (see Part III Item 13 ffor details), if the transaction doesn't close the issued shares will be returned to the treasury.

1,612,337 shares of restricted shares as per rule 144 were issued as part of the loan fees inconjuction with the loan fees for loan transaction listed above will be issued. These shares will be returned to the treasury if the loan does not close.

Stock Issuance; In July after the date of the stock reverse 2,000,000 shares were issued for the acquisition of Ace Optics from Internet Business's International this increased the number of issued shares to 4,453,628.

Stock Reverse; In July of 2002 a three share for one share reverse became effective. This reduced the issued and outstanding to 2,453,628.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations

Twelve Months Ended

In Thousands                           December 31, 2002     December 31, 2001

Net Sales                                      0                      0
Operating Income                               0                      0

Comparison of Year to Year

Annual 2002 Compared to Annual 2001

The Company maintained active operations for 3 months of 2002 at which those operations ceased and therefore is not indicative of an ongoing operation and will not be compared to prior years activity especially since there were no prior year revenue for 2001.

Annual 2001 Compared To Annual 2000

The Company did not maintain active operations years 2001 and 2000. There were no revenues for these years.

Selected Financial Data.

The selected financial data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein.

STATEMENT OF OPERATIONS DATA:
(IN THOUSDANDS)                                     YEAR END DECEMBER 31

                                          2002    2001    2000    1999    1998
Revenues                                   0       0       0       0       308
Cost of Revenues                           0       0       0       0       176
Gross profit  (loss)                       0       0       0       0       132
General, Sales & dist. exp.              122       0       0       0       242
Amort. & Deprec. Exp                       5       0       0       0        16
Net operating income (loss)             (127)      0       0       0      (127)
Net Other income and expense               0       0       0       0        34
Net income (loss)                       (127)      0       0       0       (92)
Net income (loss) per common share       NIL       0       0       0      (.02)
Weighted average shares outstanding    6,254   7,361   7,361   6,856     5,695

BALANCE SHEET DATA:                                  YEAR END DECEMBER 31
 (IN THOUSANDS)
                                          2002    2001    2000    1999    1998

Current assets                               0      10       0       0   2,180
Fixed assets                                 9       0       0       0     399
Total assets                                 9      10       0       0   6,131
Current liabilities                          0       0       0       0   1,085
Long-term debt                               0       0       0       0     538
Shareholders' equity (deficiency             9      10       0       0   4,508

The Company has not paid dividends in any of the periods presented.

Net Operating Loss Carry forwards.

For the year ended December 31, 2002, the Company had net operating loss carry forwards for federal and state purposes of approximately ($166,293).

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is set forth in "Index to Financial Statements."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In December 2001, the Company engaged the services of Henry Schiffer
C.P.A., a P.C., of Beverly Hills, CA to provide an audit of the Company's financial statements for the years ended December 31, 2001 and December 31, 2002 respectively. The Company and the Company's current accountant had no disagreements during the year ended December
31, 2001, the year ended December 31, 2002, or any prior or current periods.

PART III.

ITEM 9.  DIRECTOR AND EXECUTIVE OFFICER OF THE COMPANY.

The director and executive officer of the Company as of December 31, 2002 are as follows:

Name                             Age             Position

Matt Sebal                       32              President, and Director
Albert Reda                      56              CEO, Secretary and Director

Each member of the Board of Directors of the Company is elected for a one-year term and until his or her successor is elected and qualified.

Matt Sebal

Mr. Sebal, age 32, was appointed President and Director of the Company
on June 13, 2002.   Prior to that date Mr. Sebal served as President
and Chairman of Return Assured Incorporated from June 2000. Return Assured created and marketed products that built trust in e-retail transactions. From January 1999 to May 2000 he was a Principal in IBM's e-business Services Group for British Columbia, Canada. From 1997 to 1998, Mr. Sebal was Director of Business Development for Communicate.com. From 1995 to 1997, he was Senior Strategist for Emerge Online, Inc. From 1990 to 1995, he was President of Sebal Enterprises, an import-export business.

Albert Reda

Mr. Reda age 56 was appointed CEO, Secretary and Director of the Company September 2002. Prior to that date Mr. Whiltey held these positions. Mr. Reda is the CEO, Secretary and a Director of IBII, which he has held since November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the with respect to the fiscal year ended December 31, 2002 and subsequently, the Company is aware that the following reports were not filed timely: (a) A Form 3 for each enity,that owns over 5% the Ccompany's common stock.

ITEM 10.  EXECUTIVE COMPENSATION.

                          Summary Compensation Table


                           Annual compensation                      Long-term
Compensation
                                                                 Awards
Payouts
Name and                                  Other           Restricted
Securities
principal                                 annual            stock     underlying
LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)
options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)
($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)
(h)       (i)

Matt Sebal     2002     $5,000     0         0               0             0
0         0
President

Albert Reda    2002     $5,000     0         0               0             0
0         0
CEO,
Secretary


(a) The corporate officers were compensated as follows

(1)  Each officer is currently compensated at the rate of $5,000 per month.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2002, 26,065,965 shares were issued and outstanding, of which 20,691,308 shares are restricted by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Company individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address                  Amount of    Percent of
                   of Beneficial Owner               Beneficial      Class
                                                     Ownership

Common Stock      Internet Business's Int. Inc.(a)   1,577,500       6.05%
                  4634 S. Maryland
                  Pkwy #102
                  Las Vegas, NV 89119

Common Stock      Reda Family Trust (b)                525,834       2.01%
                  3338 Punta Alta, #1E
                  Laguna Hills, CA 92653

(a)  Albert Reda is currently an officer and director of Internet
Business's International, Inc.

(b)  Albert Reda has a beneficial interest in the Reda Family Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December of 2002 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus & Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents.

Loans under the Loan Agreement are evidenced by the promissory Notes payable to Mercatus and are secured by the 20,000,000 Shares of Common Stock. The interest rate on the loans will be set at 5.5%.

Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Companies common stock.

The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void.

In connection with the Loan Agreement, in December 2002 the Company delivered 20,000,000 shares of restricted common stock to Mercatus. The Company expects delivery of the funds by April 30, 2003.

The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements and Schedules                       Page

Report of Independent Accountant                                       F-1

Financial Statement Index                                              F-2

Balance Sheets of the Company as
of December 31, 2002, and 2001                                         F-3

Statements of Operations for the year ended December 31, 2002,
2001, and 2000                                                         F-4

Statement of Shareholders' Equity (Deficiency) for the year
ended December 31, 2002, 2001, and 2000                                F-5

Statements of Cash Flows for the year ended December 31, 2002,
2001, and 2000                                                         F-6

Notes to Financial Statements                                          F-7

(b) Reports on Form 8-K

There are no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c) Exhibits included or incorporated by reference herein: See
Exhibit Index

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DCM ENTERPRISES, INC



Dated: April 11, 2003                      By: /s/ Albert Reda
                                           Albert Reda, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                               CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10KSB/A of DCM
Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                                By: /s/ Albert R. Reda
                                                    Albert R. Reda,
                                                    Chief Executive Officer

                                   CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10KSB/A of DCM
Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                              by: /s/ Albert R. Reda
                                                  Albert R. Reda,
                                                  Chief Financial  Officer
                           REPORT OF INDEPENDENT ACCOUNTANT


April 9, 2003

DCM Enterprises, Inc
8635 W. Sahara Avenue, Suite 433
Las Vegas, NV, 89119


To the Board of Directors and Stockholders of DCM Enterprises, Inc:

In our opinion, the accompanying consolidated balance sheets and the related statements of income, cash flows and changes in shareholders' equity, present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of the operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company is currently not a going concern, as discussed in Note 3 to the financial statements. The Company is devoting substantially all of its present efforts in acquiring a business. Management's plans regarding these matters raise doubts about the Company's ability to continue in existence. The continued existence of the Company is dependent upon its ability to acquire a viable business. These factors raise substantial doubt about the Company's ability to continue. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


__________________
Henry Schiffer, C.P.A.
Beverly Hills, CA


April 9, 2003





                                  DCM Enterprises, Inc
                                  Financial Statements
                                    December 31, 2002

                                  ACCOUNTANT'S REPORT


Financial Statements
Balance Sheet as of December 31, 2002 and 2001                 3

Statement of Operations
For the twelve months ended December 31, 2002, 2001and 2000    4

Statement of Shareholders' Equity
For the twelve months ended December 31, 2002, 2001and 2000    5

Statement of Cash Flows
For the twelve months ended December 31, 2002, 2001and 2000    6

Notes to the Financial Statements                              7

The accompanying notes are an integral part of these financial statements

                              DCM Enterprises, Inc.
                                 Balance Sheet
                          December 31, 2002 and 2001
                                  AUDITED

                                       December 31,          December 31,
                                          2002                  2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents              $        0           $      9,766
Accounts Receivable                             0                      0
Inventories                                     0                      0

Total current assets                            0                  9,766

FIXED ASSETS
Computers                                  18,841                      0
Furniture and Equipment                    12,129                      0
Accumulated Depreciation                  (21,260)                     0
Total fixed assets                          9,710                      0
Total Assets                                9,710                  9,766

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                0                      0
Total Current Liabilities                       0                      0
Long Term Debt                                  0                      0
Total Long Term Debt                            0                      0

Total liabilities                               0                      0

SHAREHOLDERS' EQUITY
Common shares, $.001 per value,
200,000,000 shares authorized               26,066                 7,361
Issued and outstanding as of Dec. 31
and June 30 2002 respectively
26,065,965 and 7,360,884 shares
Paid-in capital                            149,937                 2,873
Retained Earnings                         (166,293)                 (468)

Total shareholders' equity                   9,710                 9,766

Total Liabilities & Equity                   9,710         $       9,766

The accompanying notes are an integral part of these financial statements

                             DCM Enterprises, Inc.
                            Statement of Operations
         For the Twelve Months Ended December 31, 2002, 2001 and 2000
                                    AUDITED

                                            2002        2001        2000

REVENUES:                                       0          0           0

Total Revenues                                  0          0           0

OPERATING COSTS AND EXPENSES:
General and administrative expenses       121,736        234         234
Accumulated Depreciation                    5,100          0           0
Total operating expenses                  126,836       (234)       (234)

Income (Loss) from operations            (126,836)      (234)       (234)
TOTAL NET LOSS:                          (126,836)      (234)       (234)

Dilutive net loss per common share
based upon 26,065,965, 7,360,884 and
7,360,884 shares issued and
outstanding as of Dec. 31 2002, 2001 and
2000 respectively.                            NIL        NIL         NIL

The accompanying notes are an integral part of these financial statement

                             DCM Enterprises, Inc.
                       Statements of Shareholders' Equity
      For the Twelve Months Ended December 31, 2002, 2001 and 2000
                                    AUDITED

                                      December 31   December 31    December 31
                                          2002         2001           2000

Common stock:
Balance, beginning of year                  7,361         7,361         7,361
Stock reverse 3 for 1                      (4,908)            0            0
Common stock issued (post reverse)         23,613             0            0
Balance, end of year                       26,066         7,361        7,361

Additional paid-in capital:
Balance, beginning of year                  2,873             0            0
Paid in Capital                           142,156         2,873            0
Stock reverse                               4,908             0            0

Balance, end of year                      149,937         2,873            0

Retained earnings (deficit):
Balance, beginning of year                   (468)         (234)          (0)
Net (loss) income for the year           (165,825)         (234)        (234)

Balance, end of year                     (166,293)         (468)        (234)

Total stockholders' equity                  9,710$        9,766        7,127

The accompanying notes are an integral part of these financial statements

                             DCM Enterprises, Inc.
                            Statement of Cash Flows
            For the Twelve Months Ended December 31, 2002, 2001, and 2000

                                      AUDITED

                                      Dec 31          Dec 31          Dec 31
                                       2002             2001           2000

OPERATING ACTIVITIES

Net Income (loss)                    (126,836)           (234)           (234)
Cash (used in) provided by
operating activities
Depreciation                            5,100               0               0

Changes in operating assets and
liabilities:
Accounts receivable                         0               0               0
Inventories                                 0               0               0
Prepaid expenses and other                  0               0               0
Accounts payable                            0               0               0
Other                                  (1,665)              0               0

Net cash provided by operating
Activities                           (123,401)           (234)            (234)

INVESTING ACTIVITIES
Purchase of Property and equipment          0               0                0
Net cash used in investing activities       0               0                0

FINANCING ACTIVITIES
Paid in Capital                       142,156               0                0
Issuance of common stock              (23,613)              0                0
Stock Reverse 3 for 1                  (4,908)              0                0
Net cash provided by financing
Activities                            113,635               0                0
Net increase (decrease) in cash and
cash equivalents                       (9,766)           (234)            (234)
Beginning of period                     9,766          10,000              234
End of period                               0           9,766                0

The accompanying notes are an integral part of these financial statements

                                DCM Enterprises, Inc
                            Notes to Financial Statements
                                  December 31, 2002

Note 1  Summary of significant Accounting Policies

This summary of significant accounting policies of DCM
Enterprises, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

(a)  Organization and Business Activities

The Company was incorporated under the laws of the State of Nevada on September 30, 1996. The main business activity of "The Company " is a management and investment holding company. In June of 2002 the Company acquired Ace Optics for $2,000,000 (2,000,000 shares) of Company stock.

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

(g)  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(h)  Subsequent Events

In December of 2002 the Company entered into a Collateral
Loan Agreement (the "Loan Agreement") with Mercatus
Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents.

Loans under the Loan Agreement are evidenced by the promissory Notes payable to Mercatus and are secured by the 20,000,000 Shares of Common Stock. The interest rate on the loans will be set at 5.5%.

Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan
Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Company's common stock.

The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by the Company.
In the event of a default however, the proxy shall be deemed null and void.

In connection with the Loan Agreement, in December 2002 the Company delivered 20,000,000 shares of restricted common stock to Mercatus. The Company expects delivery of the funds by April 30, 2003.

The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000.

Note 2  Capital Stock Transactions:

The authorized capital common stock is 200,000,000 shares of common stock at $.001 par value. The Company has issued
26,065,965 of common stock.

Before the end of the year the following Stock Issuance occurred:

In December the Company issued the following shares;

20,000,000 shares of restricted as per rule 144 for collateral of the loan as per agreement for the loan from Mercatus & Partners
LTD (see Note 1 (h) above for details), if the transaction doesn't close the issued shares will be returned to the treasury.

1,612,337 shares of restricted shares as per rule 144 were issued as part of the loan fees for the Mercatus & Partners loan transaction listed. These shares will be returned to the treasury if the loan does not close.

In July after the date of the stock reverse 2,000,000 shares were issued for the acquisition of Ace Optics from Internet Business's
International this increased the number of issued shares to 4,453,628.

The Company issued $300,000 worth of stock based upon a value of $8.00 per share to settle the judgment against the Company. These shares were issued post-stock reverse.

In July of 2002 a Stock Reverse of three shares for one share reverse became effective. This reduced the issued and outstanding to 2,453,628.

Note 3  Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles; at present the Company is not a going concern.

The Company is currently reviewing different candidates for acquisition. If the Company is unable to acquire a viable business for acquisition it is doubtful that the company will continue in existence.

Note 4  Legal Proceedings

The Company filed a complaint against Wade Whitely captioned "CRT vs. Whitley" in Federal District Court of Nevada, for Conversion,
Fraud, Conspiracy, Defamations, Unjust Enrichment, and Equitable
Accountings. In August 2002, Mr. Whitley demanded the issuance of
550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace
Optics and refused to turn over the books, records, inventory and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr.
Whitley's refusal to turn over the books and records prohibits the Company from the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern.
This suit was filed before was filed before the Company changed its name.

The Company was one of seven defendants in a lawsuit in that judgment was rendered against the defendants in the amount of $10,036,701.00. The Company has settled this action and issued $300,000 worth of Company restricted stock as per rule 144. The Plaintiffs therefore have filed a satisfaction of judgment and a full release of Company.