Form 10KSB/A
period 2002-12-31
DCM ENTERPRISES
filed 2003-04-22
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,2002

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

                              TABLE OF CONTENTS

                                                                 PAGE
PART I

ITEM 1   BUSINESS                                                   2
ITEM 2  PROPERTIES                                                  2
ITEM 3  LEGAL PROCEEDINGS                                           3
ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           3

PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS                            3
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS              4
ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                6
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                     6

PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         6
ITEM 10 EXECUTIVE COMPENSATION                                     7
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT                                      8
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             8
ITEM 13 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
        AND REPORTS ON FORM 8-K                                    9
ITEM 14 CONTROLS AND PROCEDURES                                   10

SIGNATURES                                                        10

CERTIFICATION                                                     11
CERTIFICATION                                                     12

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

(c) Exhibits included or incorporated by reference herein: See
Exhibit Index

ITEM 14 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b) Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

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


/s/ Henry Schiffer
Henry Schiffer, C.P.A.
Beverly Hills, CA


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

SHAREHOLDERS' EQUITY
Common shares, $.001 par value,
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