Form 10QSB
period 2003-03-31
DCM ENTERPRISES
filed 2003-05-15
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 00010260507


                                DCM ENTERPRISES, INC
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

     As of March 31, 2003, the Company had 26,065,965 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                     PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS
     AS OF MARCH 31,2003 AND DECEMBER 31, 2002                          3

     CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS  ENDED
     MARCH 31, 2003 AND MARCH 31, 2002                                  4

     CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE  THREE  MONTHS ENDED
     MARCH  31, 2003 AND MARCH 31, 2002                                 5

     NOTES TO FINANCIAL STATEMENTS                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                                      10

ITEM 4.  CONTROLS AND PROCEDURES                                       10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

ITEM 5.  OTHER INFORMATION                                             11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              11

SIGNATURE                                                              12

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                              DCM ENTERPRISES, INC.
                                 Balance Sheet

                                   UNAUDITED

                                                 March 31        December 31
                                                   2003             2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents                       $        0      $           0
Accounts Receivable                                      0                  0
Inventories                                              0                  0
Total current assets                                     0                  0

FIXED ASSETS
Computers                                           18,841            18,841
Furniture and Equipment                             12,129            12,129
Accumulated Depreciation                           (23,810)          (21,260)
Total fixed assets                                   7,160             9,710
Total Assets                                         7,160             9,710

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                         0                 0
Total Current Liabilities                                0                 0
Long Term Debt                                           0                 0
Total Long Term Debt                                     0                 0
Total liabilities                                        0                 0

SHAREHOLDERS' EQUITY
Common shares, $.001 per value, 200,000,000 shares
authorized                                          26,066            26,066
Issued and outstanding as of March
30 2003 and Dec. 31 2002
respectively  26,065,965 and
26,065,965 shares Paid-in capital                  149,937           149,937
Retained Earnings                                 (168,843)         (166,293)
Total shareholders' equity                           7,160             9,710
Total Liabilities & Equity                           7,160             9,710

 The accompanying notes are an integral part of these financial statements

                                    DCM ENTERPRISES, INC
                                   Statement of Operations

                                          UNAUDITED

                                                     March 31     December 31
                                                        2003         2002

REVENUES:                                                    0              0
Total Revenues                                               0              0

OPERATING COSTS AND EXPENSES:
General and administrative expenses                          0        121,736
Accumulated Depreciation                                 2,550          5,100
Total operating expenses                                     0        126,836
Income (Loss) from operations                           (2,550)      (126,836)
TOTAL NET LOSS:                                         (2,550)      (126,836)

Dilutive net loss per common share based upon              NIL            NIL
26,065,965 and 26,065,965 shares issued and
outstanding as of March 31, 2003 and Dec. 31, 2002 respectively.

The accompanying notes are an integral part of these financial statements

                                     DCM ENTERPRISES, INC
                                   Statement of Cash Flows

                                           UNAUDITED

                                                      March 31     December 31
                                                         2003          2002

OPERATING ACTIVITIES
Net Income (loss)                                       (2,500)       (126,836)
Cash (used in) provided by operating activities
Depreciation                                             2,500           5,100
Changes in operating assets and liabilities:
Accounts receivable                                          0               0
Inventories                                                  0               0
Prepaid expenses and other                                   0               0
Accounts payable                                             0               0
Other                                                        0          (1,665)
Net cash provided by operating activities                    0        (123,401)

INVESTING ACTIVITIES
Purchase of Property and equipment
Net cash used in investing activities                        0               0

FINANCING ACTIVITIES
Paid in Capital                                              0         142,156
Issuance of common stock                                     0         (23,613)
Stock Reverse 3 for 1                                                   (4,908)
Net cash provided by financing activities                    0         113,635
Net increase (decrease) in cash and cash equivalents         0          (9,766)
Beginning of period                                          0           9,766
End of period                                                0               0

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

Results of Operations - Comparison of Quarter Ended March 31, 2003 to Quarter 31, 2002.

The Company current is not in operation therefore a comparison cannot be done.

Liquidity and Capital Resources.

The Company currently does not have a source for liquidity or possess capital resources.

Capital Expenditures.

There were no capital expenditures this quarter ended  March 31, 2003.

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

Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial officer. Based upon that and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

During the quarter ended September 30, 2002, Mr. Whitley was removed from the Board of Directors for the Corporation and an interim Board installed until the next Stock Holders meeting.

On December 2002 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide a with loan in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our common stock issued by us in the name of Mercatus to secure our obligations under the loans (the "Stock"). The loans are payable to us within 10 days of delivery of the Stock and related loan documents.

Loans under the Loan Agreement are evidenced by a promissory Notes payable to Mercatus and are secured by the Stock. The interest rate on the loans will be set at 5.5%.

Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event we default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to us. In the event of a default by us, we have further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by us under the Loan Agreement can be expected to have a materially adverse effect on the price of our common stock.

The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by us.
In the event of a default however, the proxy shall be deemed null and void.

In connection with the Loan Agreement, on February 12 we delivered 20,000,000 shares of our restricted common stock to Mercatus. We expect delivery of the funds by February 28th, 2003. If the funds are not received by the aforementioned date, we intend to terminate the Loan Agreement and obtain the return of the Stock. Upon return, the Stock will be cancelled and returned to the status of authorized but un-issued shares.

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

                                       DCM ENTERPRISES, INC



Dated:  May 14, 2003                  By: /s/ Albert Reda
                                      Albert Reda  CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                   Title                           Date

By: /s/ Albert Reda     Chief Executive Officer          May 14, 2003
Albert Reda             Chief Financial Officer
                        Director

By: /s/ Matt Sebal      President                        May 14, 2003
Matt Sebal              Director

                              CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10QSB of DCM
Enterprises, Inc.;

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

Date: May 14, 2003                     by: /s/ Albert R. Reda
                                       Albert R. Reda,
                                       Chief Executive Officer

                                  CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10QSB of DCM
Enterprises, Inc.;

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

Date: May 14, 2003                     by: /s/ Albert R. Reda
                                       Albert R. Reda,
                                       Chief Financial  Officer