Form 10QSB
period 2003-06-30
DCM ENTERPRISES
filed 2003-08-20
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                       COMMISSION FILE NUMBER: 00010260507


                              DCM ENTERPRISES, INC
                              --------------------
               (Exact name of Company as specified in its charter)


           Nevada                                                 95-4643533
          --------                                                ----------
 (State or jurisdiction of                                    (I.R.S.  Employer
incorporation or organization)                               Identification No.)

 8635 W. Sahara #433, Las Vegas, Nevada                             89119
---------------------------------------                           -----------
(Address of principal executive offices)                          (Zip  Code)


                   Company's telephone number:  (702) 940-0080
                                                --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements  for  the  past  90  days.  Yes  --  No    X.
                                                      ----
     As of June 30, 2003, the Company had 26,065,965 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS


                                                               PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT   3

  BALANCE SHEETS
  AS OF JUNE 30, 2003 AND DECEMBER 31, 2002 . . . . . . . .     4

  STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS  ENDED AND SIX MONTHS ENDED
  JUNE 30, 2003 AND JUNE 30, 2002 . . . . . . . . . . . . .     5

  STATEMENT OF CASH FLOWS
  FOR THE  SIX  MONTHS ENDED
  JUNE  30, 2003 AND JUNE 30, 2002. . . . . . . . . . . . .     6

  NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . .     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATION. . . . . . .    11

  ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . .    11

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . .    12

  ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . .    12

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . .    12

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
  OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . .    12

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . .    13

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . .    14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . .      15


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
DCM  Enterprises,  Inc.
Las  Vegas,  Nevada

We have reviewed the accompanying balance sheet of DCM Enterprises, Inc. as of June 30, 2003 and the related statements of operations for the three month and six month period ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our previous report, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/  Henry  Schiffer
Henry  Schiffer
Dated:  August  19,  2003

PART  I.
ITEM  1.  FINANCIAL  STATEMENTS.

                                 DCM ENTERPRISES, INC.
                                     BALANCE SHEET

                                        UNAUDITED
                                                                       June  30        December 31
                                                                         2003              2002
                                                                       --------        -----------
ASSETS

CURRENT  ASSETS
     Cash and cash equivalents                                         $      0        $        0
     Accounts  Receivable                                                     0                 0
     Inventories                                                              0                 0
                                                                       --------        -----------

          Total  current  assets                                       $      0        $        0
FIXED  ASSETS
     Computers                                                           18,841            18,841
     Furniture  and  Equipment                                           12,129            12,129
     Accumulated  Depreciation                                          (26,360)          (21,260)
                                                                       --------        -----------

          Total fixed assets                                           $  4,610        $    9,710

     Total  Assets                                                     $  4,610        $    9,710
                                                                       ========        ===========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
     Accounts Payable                                                  $      0        $        0

          Total  Current  Liabilities                                  $      0        $        0

     Long  Term  Debt                                                  $      0        $        0

          Total  Long  Term  Debt                                      $      0        $        0

          Total  liabilities                                           $      0        $        0
                                                                       ========        ===========

SHAREHOLDERS'  EQUITY
     Common  shares, $.001 per value, 200,000,000 shares authorized    $ 26,066        $   26,066
     Issued and outstanding as of June 30 2003 and Dec. 31  2002 respectively  26,065,965  and  26,065,965  shares
     Preferred Shares 11,507 issued andoutstanding as of June 30, 2003       12                 0
     Paid-in  capital                                                   149,937           149,937
     Retained  Earnings                                                (171,405)         (166,293)
                                                                       --------        -----------

          Total  shareholders'  equity                                 $  4,610        $    9,710

     Total  Liabilities  &  Equity                                     $  4,610        $    9,710
                                                                       ========        ===========

The accompanying notes are an integral part of these financial statements

                                         DCM ENTERPRISES, INC
                                       STATEMENT OF OPERATIONS

                                              UNAUDITED

                                            Three  Months  Ended               Six  Months  Ended
                                       -------------------------------    ------------------------------
                                       June  30,             June  30,    June  30,            June  30,
                                         2003                  2002         2003                  2003
                                       ---------             ---------    ---------            ---------
REVENUES:                              $       0             $ 121,430    $       0            $ 121,430
     Returns                                   0                   106            0                  106
                                       ---------             ---------    ---------            ---------
     Total  Revenues                   $       0             $ 121,324    $       0            $ 121,324

     Cost  of Goods                            0                70,132            0               70,132
                                       ---------             ---------    ---------            ---------
     Gross  Profit                     $       0             $  51,192    $       0            $  51,192

OPERATING  COSTS  AND  EXPENSES:

     General  and  administrative      $      12             $  46,670    $      12            $  46,670
     Accumulated  Depreciation             2,550                 3,463        5,100                3,463
                                       ---------             ---------    ---------            ---------

     Total  operating  expenses        $  (2,562)            $   1,059    $  (5,112)           $   1,059


TOTAL  NET  INCOME  (LOSS):
     Net  Income  (Loss)               $  (2,562)            $   1,059    $  (5,112)           $   1,059
                                       =========             =========    =========            =========


Dilutive net profit (loss) per
Common share based upon 26,065,965
and  2,453,628 issued and
outstanding  as  of June  30, 2003
and  June  30,  2002  respectively.          NIL                NIL            NIL                 NIL


    The accompanying notes are an integral part of these financial statements

                                 DCM ENTERPRISES, INC
                                STATEMENT OF CASH FLOWS

                                       UNAUDITED


                                                         June  30,            June  30,
                                                            2003                 2002
                                                         ---------            ---------
OPERATING  ACTIVITIES

     Net  Income  (loss)                               $      (5,112)     $      1,059
     Cash (used in) provided by operating activities
          Depreciation                                         5,100             3,463
     Changes  in  operating  assets  and  liabilities:
          Accounts  receivable                                     0           (18,396)
          Inventories                                              0           (78,250)
          Prepaid  expenses  and  other                            0                 0
          Accounts  payable                                        0            64,071
          Other                                                    0                 0

     Net  cash  provided  by  operating  activities              (12)          (28,053)
                                                        -------------          --------

INVESTING  ACTIVITIES

          Purchase  of  Property  and  equipment

     Net  cash  used  in  investing  activities                    0                 0
                                                        =============          ========

FINANCING  ACTIVITIES

          Paid  in  Capital                                        0           152,387
          Repayment  of  Debt                                      0          (119,784)
          Issuance  of  preferred  stock                          12                 0


     Net  cash  provided  by  financing  activities               12            32,603
                                                        -------------          --------

     Net increase (decrease) in cash and cash equivalents          0             4,450
                                                        =============          ========


     Beginning  of period                                          0            61,811
                                                        -------------          --------

     End  of  period                                   $           0      $     66,261
                                                        =============          ========

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

In May 2003 Company was notified that the funding would be delayed till the end of this quarter ending June 30, 2003. The Company was requested to issue preferred stock for the loan collateral instead of the common stock. Pursuant to that request the Company issued 11,507 shares preferred stock, the 20,000,000 shares of common stock were to be returned to the treasury.

As of the date of this report the loan has not funded and the 20,000,000 shares were not returned. The company has notified Mercatus that those shares, which were restricted, will now have a stop placed on them and then the shares will then be cancelled.

The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000.


Note  2          Capital  Stock  Transactions:

The authorized capital common stock is 200,000,000 shares of common stock at $.001 par value. The Company has issued 26,065,965 of common stock. The Company has issued 11,507 shares of preferred stock.

During  the  Quarter  ended  June  30,  2003  the  following shares were issued;

In May 2003 Company was notified that the funding of the Mercatus loan (See Note 1(h) for details) would be delayed till the end of this quarter ending June 30, 2003. The Company was requested to issue preferred stock for the loan collateral instead of the common stock. Pursuant to that request the Company issued 11,507 shares preferred stock, the 20,000,000 shares of common stock were to be returned to the treasury.

During  the  Quarter  ended  March  31,  2003  no  shares  were  issued.

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

Results of Operations - Comparison of Quarter Ended June 30, 2003 to Quarter June 30, 2002.

The Company currently is not in operation therefore a comparison cannot be done.
     Liquidity  and  Capital  Resources.

The Company currently does not have a source for liquidity or possess capital resources.
     Capital  Expenditures.

There  were  no  capital  expenditures  this  quarter  ended  June  30,  2003.

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

Within the 90 days prior to filing this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial officer. Based upon that and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

In May 2003 Company was notified that the funding would be delayed till the end of this quarter ending June 30, 2003. The Company was requested to issue preferred stock for the loan collateral instead of the common stock. Pursuant to that request the Company issued 11,507 shares preferred stock, the 20,000,000 shares of common stock were to be returned to the treasury.

As of the date of this report the loan has not funded and 20,000,000 shares were not returned. The company has notified Mercatus that those shares, which were restricted, will now have a stop placed on them and then the shares will then be cancelled.

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

                                        DCM  ENTERPRISES,  INC



Dated:  August  15,  2003               by:  /s/  Albert  Reda
                                             -----------------
                                             Albert  Reda
                                             CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                    Title                                Date

By:  /s/  Albert  Reda       Chief Executive Officer             August 15, 2003
      Albert  Reda           Chief  Financial  Officer
                             Director

By:  /s/  Matt  Sebal        President                           August 15, 2003
      Matt  Sebal            Director

EXHIBIT  LIST

Exhibit  No. Description
31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)