Form 10QSB
period 2003-09-30
DCM ENTERPRISES
filed 2003-11-19
CIK 1026507

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________  TO  ______________


                       COMMISSION FILE NUMBER: 00010260507


                              DCM ENTERPRISES, INC
                              --------------------
               (Exact name of Company as specified in its charter)


             Nevada                                               95-4643533
   (State  or  jurisdiction                                  (  I.R.S.  Employer
of incorporation or organization)                            Identification No.)

     8635  W.  Sahara  #433,  Las  Vegas,  Nevada                   89119
     --------------------------------------------              -------------
     (Address  of  principal  executive  offices)                (Zip  Code)


                   Company's telephone number:  (800) 921-9881
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

     As of September 30, 2003, the Company had 6,070,965 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                                                             PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT     3

  BALANCE SHEETS
  AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002. . . . . .     4

  STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS  ENDED AND NINE MONTHS ENDED
  SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 . . . . . . . .     5

  STATEMENT OF CASH FLOWS
  FOR THE  NINE  MONTHS ENDED
  SEPTEMBER  30, 2003 AND SEPTEMBER 30, 2002. . . . . . . .     6

  NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . .     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . .    12

ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . .    13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .    14

ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . .    14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . .    14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . .    14

ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . .    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . .    16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .    17

CERTIFICATION . . . . . . . . . . . . . . . . . . . . . . .    19

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
DCM  Enterprises,  Inc.
Las  Vegas,  Nevada

We have reviewed the accompanying balance sheet of DCM Enterprises, Inc. as of September 30, 2003 and the related statements of operations for the three month and nine month period ended September 30, 2003 and 2002, and the cash flows for the six months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our previous report, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/  Henry  Schiffer
Henry  Schiffer
Dated:  November  17,  2003

PART  I.
ITEM  1.  FINANCIAL  STATEMENTS.

                                      DCM ENTERPRISES, INC.
                                          BALANCE SHEET

                                            UNAUDITED

                                                                      September30    December 31
                                                                         2003           2002
                                                                     -------------  -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $      2,380   $          0
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . .        15,780              0
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0              0
                                                                     -------------  -------------

    Total current assets. . . . . . . . . . . . . . . . . . . . . .  $     18,160   $          0
FIXED ASSETS
  Machinery and Equipment . . . . . . . . . . . . . . . . . . . . .       746,485         18,841
  Furniture and Equipment . . . . . . . . . . . . . . . . . . . . .        48,868         12,129
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . .       (60,012)       (21,260)
                                                                     -------------  -------------

    Total fixed assets. . . . . . . . . . . . . . . . . . . . . . .  $    735,341   $      9,710

  Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    753,501   $      9,710
                                                                     =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable. . . . . . . . . . . . . . . . . . . . . . . . .       120,917              0
Long Term Debt-Current Portion. . . . . . . . . . . . . . . . . . .        31,000              0
                                                                     -------------  -------------

Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .  $    151,917   $          0

  Long Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . .  $    279,000   $          0
                                                                     -------------  -------------

    Total Long Term Debt. . . . . . . . . . . . . . . . . . . . . .  $    279,000   $          0

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . .  $    430,917   $          0
                                                                     =============  =============

SHAREHOLDERS' EQUITY
Common shares, $.001 per value, 200,000,000 shares authorized . . .  $      6,071   $     26,066
Issued and outstanding as of September 30 2003 and Dec. 31 2002 respectively  6,070,965 and 26,065,965 shares
Preferred Shares 11,507 issued and outstanding as of Sept. 30, 2003            12              0
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .       462,033        149,937
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . .      (145,532)      (166,293)
                                                                     -------------  -------------

    Total shareholders' equity. . . . . . . . . . . . . . . . . . .  $    322,584   $      9,710

  Total Liabilities & Equity. . . . . . . . . . . . . . . . . . . .  $    753,501   $      9,710
                                                                     =============  =============

The accompanying notes are an integral part of these financial statements

                                               DCM ENTERPRISES, INC
                                             STATEMENT OF OPERATIONS

                                                     UNAUDITED

                                                         Three  Months  Ended              Nine  Months  Ended
                                                         --------------------              -------------------
                                                    September 30,    September 30,    September 30,   September 30,
                                                        2003             2002             2003            2002
                                                   ---------------  ---------------  ---------------  ---------------
REVENUES: . . . . . . . . . . . . . . . . . . . .  $       24,385   $            0   $       24,385   $            0
  Returns . . . . . . . . . . . . . . . . . . . .               0                0                0                0
                                                   ---------------  ---------------  ---------------  ---------------
Total Revenues. . . . . . . . . . . . . . . . . .  $       24,385   $            0   $       24,385   $            0


OPERATING COSTS AND EXPENSES:

  General and administrative. . . . . . . . . . .  $       50,744   $      100,592   $       50,756   $      100,592
Accumulated Depreciation. . . . . . . . . . . . .          33,652            2,550           38,752            2,550
                                                   ---------------  ---------------  ---------------  ---------------

  Total operating expenses. . . . . . . . . . . .  $      (84,396)  $     (103,142)  $      (89,508)  $     (103,142)

TOTAL OPERATING INCOME. . . . . . . . . . . . . .  $      (60,011)  $     (103,142)  $      (65,123)  $     (103,142)

TOTAL NET  INCOME (LOSS):
  Other Income (Expense). . . . . . . . . . . . .  $       92,519                0           92,519                0

  Net Income (Loss) . . . . . . . . . . . . . . .  $       32,508   $     (103,142)  $       27,396   $     (103,142)
                                                   ===============  ===============  ===============  ===============

Dilutive net profit (loss) per common
share based upon  6,070,965 and 4,453,628
issued and  outstanding as of September 30, 2003
and September 30, 2002 respectively . . . . . . .  NIL              $        (.023)  NIL              $   (.023)

    The accompanying notes are an integral part of these financial statements

                                 DCM ENTERPRISES, INC
                               STATEMENT OF CASH FLOWS

                                       UNAUDITED

                                                        September 30,    September 30,
                                                            2003             2002
                                                       ---------------  ---------------

OPERATING ACTIVITIES

Net Income (loss) . . . . . . . . . . . . . . . . . .  $       32,508   $     (103,142)
Cash (used in) provided by operating activities
Depreciation. . . . . . . . . . . . . . . . . . . . .          33,652            2,550
Changes in operating assets and liabilities:
Accounts. . . . . . . . . . . . . . . . . . . . . . .         (15,780)               0
Inventories . . . . . . . . . . . . . . . . . . . . .               0                0
Prepaid expenses and other. . . . . . . . . . . . . .               0                0
Accounts payable. . . . . . . . . . . . . . . . . . .         120,917                0
Current Portion of Long Term. . . . . . . . . . . . .          31,000                0
Other . . . . . . . . . . . . . . . . . . . . . . . .         (44,083)          27,420

Net cash provided by operating activities . . . . . .         158,214          (73,172)
                                                       ---------------  ---------------

INVESTING ACTIVITIES

    Purchase (Sale) of Property and equipment . . . .         (48,436)               0

  Net cash used in investing activities . . . . . . .         (48,436)               0
                                                       ===============  ===============

FINANCING ACTIVITIES

    Paid in Capital . . . . . . . . . . . . . . . . .         (87,403)           4,911
    Issuance (cancellation) of common stock . . . . .         (19,995)           2,000
    Issuance of preferred stock . . . . . . . . . . .               0                0


  Net cash provided by financing activities . . . . .        (107,398)           6,911
                                                       ---------------  ---------------

Net increase (decrease) in cash and cash equivalents.               0          (66,261)
                                                       ===============  ===============


  Beginning of period . . . . . . . . . . . . . . . .               0           66,261
                                                       ---------------  ---------------

End of period . . . . . . . . . . . . . . . . . . . .  $        2,380   $            0
                                                       ===============  ===============


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

In August 2003 the loan had not funded and the 20,000,000 shares were not returned. The company has notified Mercatus that those shares, which were restricted, will now have a stop placed on them and the shares will then be cancelled. The shares were canceled August 22, 2003.

In August 2003 the Company entered into an agreement with Internet Business's International, Inc. regarding the sale of Ace Optics, which required, either an alternative company in lieu of Ace Optics and or return of the Company stock issued to Internet Business's International, Inc. As per an 8K that was filed in September 2003 by the Company, the Company acquired Alpha Tooling and the difference in equity will be paid by Internet Business's International, Inc. as per that agreement.

Alpha Tooling is located at 15100 Radius Rd., Santa Fe Springs California. The Company manufactures tool and dies. Its primarily area of expertise is in the supplying the aluminum industry with specialty dies tools and fixtures. The Company is in the process of obtaining a proprietary product that it can manufacture and sell to distributors and retail outlets.

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

(h)     Subsequent  Events

In August 2003 the Company entered into an agreement with Internet Business's International, Inc. regarding the sale of Ace Optics, which required, either an alternative company in lieu of Ace Optics and or return of the Company stock issued to Internet Business's International, Inc. As per an 8K that was filed in September 2003 by the Company, the Company acquired Alpha Tooling and the difference in equity will be paid by Internet Business's International, Inc. as per that agreement.

In December 2002 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents.

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

As of the date of this report the loan has not funded and the 20,000,000 shares were not returned. The company has notified Mercatus that those shares, which were restricted, are now cancelled.

The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000.

Note  2          Capital  Stock  Transactions:

The authorized capital common stock is 200,000,000 shares of common stock at $.001 par value. The Company has issued 6,070,965 of common stock. The Company has issued 11,507 shares of preferred stock.

During  the  Quarter  ended September 30, 2003 the following shares were issued;

In  August  2003  5,000  shares  were  issued  for  services.

In August 2003 the 20,000,000 shares that were issued to Mercatus were canceled.

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

The Companies recent acquisition is a startup company and will require capital to begin marketing its services to other companies. If the Company is unable to raise the required capital then it is doubtful that the Company will continue in existence.

Note  4          Legal  Proceedings

The Company filed a complaint against Wade Whitely captioned "CRT vs. Whitley" in Federal District Court of Nevada, for Conversion, Fraud, Conspiracy, Defamations, Unjust Enrichment, and Equitable Accountings. The Company alleges his actions have caused the principal business of the Company to cease operations. The Company at this time does not have a viable business and is no longer a going concern. This suit was filed before was filed before the Company changed its name.

The Company was one of seven defendants in a lawsuit in that judgment was rendered against the defendants in the amount of $10,036,701.00. The Company has settled this action and issued $300,000 worth of Company restricted stock as per rule 144. The Plaintiffs therefore filed a satisfaction of judgment and a full release of Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

RESULTS  OF  OPERATIONS  -  COMPARISON  OF  QUARTER  ENDED SEPTEMBER 30, 2003 TO
QUARTER  SEPTEMBER  30,  2002.


                              Third  Quarter  Ended
                          September 30,    September 30,
                              2003             2002
                         ---------------  ---------------
Operations
Net sales                    $24,385            $0
Operating profit (loss)     $(60,011)       $(103,142)

Other
Net income (expense)         $92,529            $0

Total
Net income                   $32,508        $(103,142)


The Company's current start up operations will not be compared to the Company's previous third quarter because it was not in operation during then.

During the quarter ended September the $24,385 revenue was payment received on the accounts receivable, with a net operating loss of ($60,011).

The Other Income the Company received during this quarter of $44, 083was received as per 8K agreements and booked as income, the balance of the Other Income of $48,436 the received form the sale of assets that were previously depreciated and or from scrap material left over from the predecessor company operation. The Company does not expect that these sources of revenue to be reoccurring and the profit of $32,508 are not indicative of future Company activity.

During the quarter ended September 2002 the company's previous operations ceased and the expenses associated with the closing down of the operations were $103,142.
     LIQUIDITY  AND  CAPITAL  RESOURCES.

The Company currently does not have a source for liquidity or possess capital resources.

CAPITAL  EXPENDITURES.

There  were  no  capital  expenditures  this  quarter  ended September 30, 2003.

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

PART  II.

ITEM  1.  LEGAL  PROCEEDINGS.

CRT Corporation was one of seven defendants in a lawsuit that judgment was rendered against the defendants in the amount of $10,036,701.00. CRT made an offer to settle their portion of the claim with the issuance of $300,000 worth of rule 144 CRT stock based upon an agreed value of $8.00 per share, which was accepted by the Plaintiffs. The Plaintiffs have received the their stock and a release will be filed before the end of this year 2002.

CRT Corporation has filed a complaint against Wade Whitely captioned CRT vs. Whitley in Federal District Court of Nevada, for Conversion, Fraud, Conspiracy, Defamations, Unjust Enrichment, and Equitable Accountings. The Company alleges his actions have caused the principal business of the Company to cease operations. The Company at this time does not have a viable business and is no longer a going concern.

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

The Companies recent acquisition is a startup company and will require capital to begin marketing its services to other companies. If the Company is unable to raise the required capital then it is doubtful that the Company will continue in existence.

In August 2003 the Company entered into an agreement with Internet Business's International, Inc. regarding the sale of Ace Optics, which required, either an alternative company in lieu of Ace Optics and or return of the Company stock issued to Internet Business's International, Inc. As per an 8K that was filed in September 2003 by the Company, the Company acquired Alpha Tooling and the difference in equity will be paid by Internet Business's International, Inc. as per that agreement.

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

Loans under the Loan Agreement are evidenced by a promissory note payable to Mercatus and are secured by the Stock. The interest rate on the loans will be set at 5.5%.

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

In August 2003 the 20,000,000 shares were not returned to the treasury and were canceled. The company notified Mercatus that those shares, which were restricted, have been cancelled.

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

DCM  ENTERPRISES,  INC



Dated:  November  17,  2003                               by:  /s/  Albert  Reda
                                                               -----------------
                                                               Albert  Reda
                                                               CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature               Title          Date


By:  /s/ Albert Reda    Chief Executive Officer                November 17, 2003
     ---------------    Chief  Financial  Officer
      Albert  Reda      Director

By:  /s/ Matt Sebal     President                              November 17, 2003
     --------------     Director
      Matt  Sebal

EXHIBIT  LIST

Exhibit  No.            Description
31                      Certification  Pursuant  to Section 302 of the Sarbanes-
                        Oxley Act of 2002  (filed  herewith)

32 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)