Form 10KSB
period 2003-12-31
DCM ENTERPRISES
filed 2004-04-22
CIK 1026507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[  ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1943

                                     0-49880
                              (Commission File No.)

                              DCM ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                                                  95-4643533
(State  of  Incorporation)                                  (IRS  Employer  No.)

7473  West  Lake  Mead  Road,  Las  Vegas  NV                           89128
   (Address of principal executive offices)                           (Zip Code)

Issuer's  telephone  number,  including  area  code:    (800)-921-9881

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ---    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB  [   ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of March 31, 2004, the aggregate market value of shares held by non-affiliates (based on the close price on that date was $4,665.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 6,075,965 shares as of March 31, 2004.

                                TABLE OF CONTENTS

Item                                                                       Page
-------                                                                   ------
1.  Description of Business                                                 3
2.  Description of Property                                                 7
3.  Legal Proceedings                                                       8
4.  Submission of Matters to a Vote of Security Holders                     8
5.  Market for Common Equity and Related Stockholder Matters                8
6.  Management's Discussion and Analysis or Plan of Operation              10
7.  Financial Statements                                                   11
8.  Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure                                21
9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act                     21
10. Executive Compensation                                                 22
11. Security Ownership of Certain Beneficial Owners and Management         23
12. Certain Relationships and Related Transactions                         23
13.  Exhibits and Reports on Form 8-K                                      24
14. Controls and Procedures                                                24
15.  Principal Accountant Fees and Services                                25



--------------------------------------------------------------------------------
This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in " Risks Factors" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.
--------------------------------------------------------------------------------

ITEM  1.     DESCRIPTION  OF  BUSINESS

Our  Contact  Information
-------------------------------

     DCM ENTERPRISES, INC. (the "Company" or "DCM") maintains its principal executive offices at 7473 West Lake Mead Road. Our telephone number is 1-800-921-9881.

Organization
-------------------
The Company was originally formed under the laws of the State of Nevada on September 30, 1996 under the name CRT Corporation. In December 2002, the Company changed its name to DCM ENTERPRISES, INC. The Company was originally formed as a management and business holding company, but to date, its activities have been limited.

Ace  Optics  Agreement  and  Rescission
--------------------------------------------------------------

In June 17th of 2002, DCM Enterprises, Inc. (the "Company" or "DCM") entered into an asset purchase agreement with Internet Business International, Inc., a Nevada Corporation ("IBII") for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses (hereinafter referred to as "Ace Optics") The purchase price consisted of 2,000,000 restricted shares of DCM common stock. However, due to a disagreement with a former officer and director of DCM, the Company was unable to take control of Ace Optics. Therefore, the transaction was rescinded. On August 22nd, 2003, DCM and IBII entered into an agreement to compensate DCM for the rescinded Ace Optics agreement. A copy of this Agreement (hereinafter referred to as the "Compensation Agreement") is hereby attached as Exhibit 2.1. Pursuant to the Compensation Agreement, IBII has agreed to compensate DCM in the amount of $760,000 in either cash, DCM stock, or in other assets mutually agreed upon. The amount owed under this agreement carries a 5% annual interest rate. The entire amount is owed and due on February 22, 2005. As of March 19, 2004, IBII has made payments to DCM pursuant to the Compensation Agreement as follows; a total of $130,852 in cash has been paid, a total of 150,000 shares of DCM shares have been returned, and equipment and tools valued at $126,846.45 were transferred to the Company. As of March 19, 2004, the total amount owed under the Agreement was approximately $427,000. DCM's Board of Directors approved the Compensation Agreement. Albert Reda, DCM's CEO and Director, also serves as IBII's CEO, Secretary, and Director. Matt Sebal, the Company's other Director, has no affiliation with IBII.

Description  of  Business
-------------------------

The Company is currently not in operations but is actively considering candidates for acquisition.

Competition
------------------

We may experience substantial competition in its efforts to locate and attract good acquisition candidates. Our competition are companies looking to acquire existing businesses who may have significantly greater capital, knowledge and resources to pursue acquisition that may be attractive to us.

Employees
----------------

We currently do not have any employees. Our officers currently provide their time to us without any remuneration.


                                  RISK FACTORS

--------------------------------------------------------------------------------

The risks listed below should be carefully considered prior to purchasing our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks occur, our business, financial condition, or results or operations could be adversely affected in a material manner. The trading of our common stock could decline, and you may lose all or part of your investment. You should purchase our common stock only if you can afford to lose your entire investment.
--------------------------------------------------------------------------------

                        RISK FACTORS RELATED TO BUSINESS
               --------------------------------------------------


WE HAVE A LIMITED OPERATING HISTORY, WHICH COULD MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

The ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

ANTICIPATED  LOSSES  FOR  THE  FORESEEABLE  FUTURE.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of Company's growth. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of brand development and distribution for its brands. Thus, the Company will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

SELECTION  OF  A  BUSINESS  OPPORTUNITY.

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and, the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

RISK  ASSOCIATED  WITH  AN  ACQUISITION.

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

OPERATION  OF  A  BUSINESS  AFTER  AN  ACQUISITION.

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

WE ARE DEPENDENT ON KEY PERSONNEL AND MAY BE REQUIRED TO HIRE ADDITIONAL EMPLOYEES.

The future success of our Company is, in part, dependent on the services of key executives. The loss of any of our key management could have material adverse effects on the business of the Company. Additionally, our continued expansion may require us to hire qualified individuals with backgrounds in the exploration, mining, transportation, distribution, financial and securities industries. It may be difficult to find and hire these individuals, or retain these employees once hired. We do not maintain key man life insurance on any officers. If we are unable to hire and retain the necessary employees, our business could be adversely affected.

THERE  EXIST  RISKS  TO  STOCKHOLDERS  RELATING  TO  DILUTION

The Company's Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of December 31, 2003 the Company had 6,070,965 shares of common stock issued and outstanding. The Company may, in the future, issue securities to raise capital or to acquire assets. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

THE  COMPANY  EXPECTS  TO  PAY  NO  CASH  DIVIDENDS

The Company does not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, to implement its business plan, accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS

The Company's Certificate of Incorporation provides for the indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Nevada. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  IS  HIGHLY  VOLATILE.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, may have a significant impact on the market price of our stock. In addition, there are potential dilutive effects of future sales of shares of common stock by shareholders and by the company.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our office is located in Las Vegas, Nevada. This office is provided by our officer and director at no charge to us. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

In January of 2004, the Company entered into an agreement to purchase .675 acres of vacant land in San Bernardino County, California, APN 0537-022-04-0-000. The Company purchased the land with 150,000 shares of DCM stock. The stock issued was treasury stock that was to be returned to DCM pursuant to agreement by Internet Business's International, Inc. (See Exhibit 2.1). For expediency, the stock was issued directly to the sellers by IBII and DCM credited the return.

ITEM  3.   LEGAL  PROCEEDINGS

Current  Litigation

The company filed a complaint against Wade Whitely captioned CRT vs. Whitley in Federal District Court of Nevada, for Conversion, Fraud, Conspiracy, Defamations, Unjust Enrichment, and Equitable Accountings. In August 2002, Mr. Whitley demanded the issuance of 550,000 shares of restricted CRT stock and 50,000 shares of free trading CRT stock. This request was rejected. Mr. Whitley then in October 2002, of his own volition ceased the operation of Ace Optics and refused to turn over the books, records, inventory, and equipment that belong to the Company. His actions have caused the principal business of the Company to cease operations. Mr. Whitley's refusal to turn over the books and records prohibits the Company from the documentation necessary to file an accurate financial report for this quarter. The Company at this time does not have a viable business and is no longer a going concern. This suit was filed before the Company changed its name. The Company has since rescinded the Ace Optics transaction with Internet Business International, Inc. ("IBII"). IBII has agreed to appropriately compensate the Company. (See Exhibit 2.1) Therefore, the Company is in the process of assigning any and all rights in the law suit to IBII.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  has  been no action submitted to the shareholders during the 4th Quarter.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.

Our Common Stock is currently quoted on the Pink Sheets, LLC-Electronic Quotation Service under the symbol "DCME"). The following table sets forth the quarterly high and low bid prices for our Common Stock. The quotations reflect inter-dealer prices, as reported by the Pink Sheets service, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

For  the  Fiscal  Year  Ended  December  31,  Per  Share  Common  Stock  Bid

Prices  by  Quarter

                                    2003                           2002
                                High     Low                  High      Low
1st  Quarter  3-31                4.10     0.001                0.00     0.00
2nd  Quarter  6-30                0.01     0.001                0.00     0.00
3rd  Quarter  9-30                0.01     0.001                8.00     0.01
4th  Quarter  12-31               0.01     0.001                8.10     0.01

(b)  Holders  of  Common  Equity

As of December 31, 2003 there were 1,640 shareholders of record of the Company's Common Stock.

(c)  Dividends

The Company has not declared or paid a cash dividend to stockholders since its incorporation. The Board of Directors intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements, and other factors.

Recent  Sales  of  Unregistered  Securities  and  Use  of  Proceeds
---------------------------------------------------------------------------

There  were  no  issuances  of  unregistered  shares  in  the  4th  quarter.

Section  15(g)  of  the  Exchange  Act
-------------------------------------------

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in pennystocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
           OPERATION.

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------

PLAN  OF  OPERATIONS

The Company is currently not in operations but is actively considering candidates for acquisition. We are currently looking for potential opportunities for our business. We expect to continue to experience additional expenditures and incur ongoing losses until we are able to acquire and implement the services and generate revenues and cash flows to satisfy our financial obligations.

We have no cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, Al Reda, a shareholder and Chief Executive Officer of our company, has verbally agreed to arrange a loan to the Company. We have no formal written agreement with Mr. Reda for such loans, and we cannot guarantee that we will be able to enforce this agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part-time employees over the next 12 months until such time we have acquired a business, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Cancelled  Mercatus  Loan
In December of 2002 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents. The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000. Loans under the Loan Agreement are evidenced by the promissory Notes payable to Mercatus and are secured by the 20,000,000 shares of common stock. The interest rate on the loans will be set at 5.5%. Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Company's common stock. The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void. As of December 31, 2003, the Mercatus loan had been cancelled to which no amounts were funded.

ITEM  7.    FINANCIAL  STATEMENTS

                              DCM ENTERPRISES, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report  of  Independent  Certified  Public  Accountants

Financial  statements

     Balance  sheet

     Statements  of  operations

     Statement  of  stockholders'  equity

     Statements  of  cash  flows

     Notes  to  financial  statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors
DCM  Enterprises,  Inc.
Las  Vegas,  Nevada

We have audited the accompanying balance sheet of DCM Enterprises, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DCM Enterprises, Inc. as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De  Joya  &  Company

De  Joya  &  Company
April  13,  2004
Las  Vega,  Nevada

                              DCM ENTERPRISES, INC.

                                  BALANCE SHEET


                                     ASSETS
Current assets
  Cash                                                    $       --
  Due from Internet Business's International, Inc., net.     383,940
  Equipment held for sale. . . . . . . . . . . . . . . .     140,940
                                                          -----------
    Total current assets . . . . . . . . . . . . . . . .     524,880

Fixed assets, net. . . . . . . . . . . . . . . . . . . .          --
                                                          -----------

Total assets . . . . . . . . . . . . . . . . . . . . . .  $  524,880
                                                          ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities. . . . . . . . . . . . . . . . . . .  $       --
                                                          -----------
    Total current liabilities. . . . . . . . . . . . . .          --
                                                          -----------

Total liabilities. . . . . . . . . . . . . . . . . . . .          --

Commitments and contingencies. . . . . . . . . . . . . .          --

Stockholders' equity
  Preferred stock; $0.001 par value; 1,000,000 shares
    authorized, and no shares issued and outstanding . .          --
  Common stock; $0.001 par value; 200,000,000 shares
     authorized, 6,070,965 shares issued and outstanding       6,071
  Additional paid-in capital . . . . . . . . . . . . . .   1,167,897
  Accumulated deficit. . . . . . . . . . . . . . . . . .    (649,088)
                                                          -----------
    Total stockholders' equity . . . . . . . . . . . . .     524,880
                                                          -----------

Total liabilities and stockholders' equity . . . . . . .  $  524,880
                                                          ===========

The accompanying notes are an integral part of these financial statements

                                                DCM ENTERPRISES, INC.
                                               STATEMENT OF OPERATIONS


                                                                       For the year ended     For the year ended
                                                                        December 31, 2003     December 31, 2002
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                --   $               --

Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                   --
                                                                       -------------------   -------------------
  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                   --

Operating expenses
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,710                5,100
  Bad debt expense related to Internet Business's International, Inc.              383,940                   --
  Stock based compensation. . . . . . . . . . . . . . . . . . . . . .                   --                   --
  Selling general and administrative. . . . . . . . . . . . . . . . .               93,680              156,190
                                                                       -------------------   -------------------
    Total operating expenses. . . . . . . . . . . . . . . . . . . . .              487,330              161,290
                                                                       -------------------   -------------------

  Loss from operations. . . . . . . . . . . . . . . . . . . . . . . .             (487,330)            (161,290)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . .                   --                   --
                                                                       -------------------   -------------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (487,330)  $         (161,290)
                                                                       ====================  ===================
Basic loss per common share . . . . . . . . . . . . . . . . . . . . .  $             (0.08)  $            (0.01)
                                                                       ====================  ===================
Diluted loss per common share . . . . . . . . . . . . . . . . . . . .  $             (0.08)  $            (0.01)
                                                                       ====================  ===================
Basic weighted average common
  shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . .            6,070,965           26,065,965
                                                                       ====================  ===================

The accompanying notes are an integral part of these financial statements

                                                       DCM ENTERPRISES, INC.
                                                 STATEMENT OF STOCKHOLDERS EQUITY

                                              Preferred Stock     Common Stock        Additional      Accumulated    Stockholders'
                                              Shares  Amount    Shares    Amount   Paid-in Capital      Deficit         Equity
                                              ------  -------  ---------  -------  ----------------  -------------  ---------------
Balance, December 31, 2001 . . . . . . . . .      --  $    --  2,453,628  $ 2,454  $          7,780  $       (468)  $        9,766

Issuance of common stock for services, . . .      --       --  1,612,337    1,612           159,622            --          161,234
0.10 per share

Issuance of common stock for assets, $.50. .      --       --  2,000,000    2,000           998,000            --        1,000,000
per share

Net loss . . . . . . . . . . . . . . . . . .      --       --         --       --                --      (161,290)        (161,290)
                                              ------  -------  ---------  -------  ----------------  -------------  ---------------

Balance, December 31, 2002 . . . . . . . . .      --       --  6,065,965    6,066         1,165,402      (161,758)       1,009,710

Issuance of common stock for services, $.50.      --       --      5,000        5             2,495            --            2,500
per share

Issuance of preferred stock for services,. .      --       --         --       --                --            --               --
0.01 per share

Net loss . . . . . . . . . . . . . . . . . .      --       --         --       --                --      (487,330)        (487,330)
                                              ------  -------  ---------  -------  ----------------  -------------  ---------------

  Balance, December 31, 2003 . . . . . . . .       -  $     -  6,070,965  $ 6,071  $      1,167,897  $   (649,088)  $       24,880
                                              ======  =======  =========  =======  ================  =============  ===============

The  accompanying  notes  are  an  integral  part  of these financial statements


DCM  ENTERPRISES,  INC.
STATEMENT  OF  CASH  FLOWS

                                                                          For the year ended    For the year ended
                                                                          December 31, 2003     December 31, 2002
                                                                         --------------------  --------------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (487,330)  $          (161,290)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .                9,710                 5,100
    Stock based compensation. . . . . . . . . . . . . . . . . . . . . .                2,500               161,234
    Bad debt expense related to Internet Business's International, Inc.              383,940                    --
  Changes in operating assets and liabilities:
    Change in due from Internet Business's International, Inc.. . . . .               91,180                    --
    Change in accounts payable and accrued liabilities. . . . . . . . .                   --                (1,665)
                                                                         --------------------  --------------------
      Net cash provided by operating activities . . . . . . . . . . . .                    -                 3,379

Cash flows from investing activities:
  Purchase of fixed assets. . . . . . . . . . . . . . . . . . . . . . .                   --               (13,145)
                                                                         --------------------  --------------------
      Net cash used by investing activities . . . . . . . . . . . . . .                   --               (13,145)
                                                                         --------------------  --------------------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                (9,766)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . .                   --                 9,766
                                                                         --------------------  --------------------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $                --   $                --
                                                                         ====================  ====================

Schedule of non-cash financing and investing activities:
  Acquisition of equipment held for sales through
    reduction of due from Internet Business's International, Inc. . . .  $           140,940   $                --
                                                                         ====================  ====================

The  accompanying  notes  are  an  integral  part  of these financial statements

                              DCM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

     DESCRIPTION  OF  BUSINESS,  HISTORY  AND  SUMMARY  OF  SIGNIFICANT POLICIES
     ---------------------------------------------------------------------------

Description  of business - DCM Enterprises, Inc., (referred to as the "Company")
------------------------
main  business  activity  is  a management and investment holding company.   The
Company  maintains  an  executive  office  in  Las  Vegas,  Nevada.

History - DCM Enterprises, Inc. ( referred to as the "Company") was incorporated
-------
in  Nevada  on  September  30,  1996.

In June 2002, DCM Enterprises, Inc. the Company entered into an asset purchase agreement with Internet Business International, Inc., a Nevada Corporation ("IBII") for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses (hereinafter referred to as "Ace Optics") The purchase price consisted of 2,000,000 restricted shares of the Company's common stock valued at $1,000,000 or $0.50 per share. However, due to a disagreement with the Company's former officer and director, the Company was unable to take control of Ace Optics. Therefore, the transaction was rescinded. On August 22, 2003, the Company and IBII entered into an agreement to compensate DCM for the rescinded Ace Optics agreement. Pursuant to the Compensation Agreement, IBII has agreed to compensate the Company approximately $768,000 in either cash, stock, or in other assets mutually agreed upon since the Company has received approximately $141,000 in equipment (see Note 2 for further discussion) and $91,000 in cash. The amount owed under this agreement carries a 5% annual interest rate. The entire amount is owed and due on February 22, 2005. Albert Reda, the Company's CEO and Director, also serves as IBII's CEO, Secretary, and Director. Matt Sebal, the Company's other Director, has no affiliation with IBII.

Going  concern  -  The accompanying financial statements have been prepared on a
--------------
going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $649,000 since its inception and requires capital for its contemplated operational activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition  of  fiscal  year  -  The  Company's  fiscal year end is December 31.
----------------------------

Use  of  estimates  -  The  preparation  of consolidated financial statements in
------------------
conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  recognition  -  Revenues  are recognized during the period in which the
--------------------
revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Fixed  assets  -  Fixed assets are stated at cost less accumulated depreciation.
-------------
Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

1.    DESCRIPTION  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT POLICIES (continued)
      --------------------------------------------------------------

Fair  value  of financial instruments - Financial accounting standards Statement
-------------------------------------
No. 107, "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive
-------------------------
effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income  taxes  -  The  Company  accounts for its income taxes in accordance with
-------------
Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive  income  (loss)  -  The  Company  has  no  components  of  other
-----------------------------
comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising  costs  -  Advertising  costs  incurred  in  the  normal  course  of
------------------
operations are expensed as incurred. No advertising costs have been incurred for the years ended December 31, 2003 and 2002.

Expenses  of  offering  -  The  Company  accounts for specific incremental costs
----------------------
directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based  compensation  -  The  Company  applies  Accounting Principles Board
-------------------------
("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For years ended December 31, 2003 and 2002, there were no stock options and/or warrants granted

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

     New  accounting  pronouncements  - In April 2002, the FASB issued Statement
     -------------------------------
No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

1.     DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
       -------------------------------------------------------------

New  accounting  pronouncements  (continued)
-------------------------------

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In  November  2002,  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Reclassification  -  The financial statements from 2003 and 2002 reflect certain
----------------
reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.     DUE  FROM  INTERNET  BUSINESS'S  INTERNATIONAL,  INC.
       -----------------------------------------------------

As discussed in Note 1, the Company entered into an agreement with Internet Business's International, Inc. regarding the purchase of Ace Optics but was subsequently rescinded due to disagreements with the Company's former officer and director, and the Company's inability to take control of Ace Optics. The value of this transaction totaled $1,000,000 based upon the issuance of 2,000,000 shares of the Company's common stock. The 2,000,000 shares of common stock was issued to IBII but since the transaction involving Ace Optics did not go through, the Company alternatively requested to have either its common stock returned or be given assets equivalent to the value of such shares ("Ace Optics transaction"). During 2003, the Company received approximately $91,000 in cash and $141,000 in equipment (see Note 3 for additional discussions). Accordingly, the Company has approximately $383,940 receivable due from IBII, net of allowance for doubtful accounts of $383,940, as of December 31, 2003 (see Note 6 for subsequent payment received).

3.     EQUIPMENT  HELD  FOR  SALE
       --------------------------

During 2003, the Company received approximately $141,000 of equipment from IBII. The Company's original intentions were to used the equipment to commence a manufacturing operation however, due to a change in business direction the Company has decided to sell equipment. Accordingly, the Company has reflected the equipment as held for sale as of December 31, 2003 and has not taken any depreciation. In March 2004, the Company sold the equipment for approximately $141,000.

4.     FIXED  ASSETS
       -------------

Fixed  assets  consist  of  the  following  as  of  December  31,  2003:

     Computers                          $     18,841
     Furniture  and  equipment                12,129
                                        -------------
                                              30,970
     Less:  accumulated  depreciation         30,970
                                        -------------

     Fixed  assets,  net                $         --
                                        =============

5.     MERCATUS  PARTNER  LIMITED
       --------------------------

In December of 2002 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents. The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000. Loans under the Loan Agreement are evidenced by the promissory Notes payable to Mercatus and are secured by the 20,000,000 shares of common stock. The interest rate on the loans will be set at 5.5%. Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Company's common stock. The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void. As of December 31, 2003, the Mercatus loan had been cancelled to which no amounts were funded.

5.     CAPITAL  STOCK  TRANSACTIONS
       ----------------------------

Common  stock  -  The authorized common stock is 200,000,000 shares at $.001 par
-------------
value. As of December 31, 2003, the Company has 6,070,965 shares of common stock issued and outstanding.

Preferred  stock  - The authorized  preferred stock is 1,000,000 shares at $.001
----------------
par value. As of December 31, 2003, no shares of preferred stock were issued and outstanding.

6.     SUBSEQUENT  EVENT
       -----------------

In January of 2004, the Company entered into an agreement to purchase .675 acres of vacant land in San Bernardino County, California. The Company purchased the land with 150,000 shares of its common stock received from IBII pursuant to the Ace Optics transaction as discussed in Note 2. Accordingly, these shares are not new issuances rather, shares returned by IBII from the original 2,000,000 shares issued to them related to the Ace Optics transaction.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON   ACCOUNTING AND
           FINANCIAL  DISCLOSURE.

Pursuant to a Board Resolution by Written Consent, the Registrant dismissed its independent auditor Henry Schiffer, C.P.A effective February 5th, 2004 and engaged De Joya and Company, C.P.A as its independent auditor effective February 6th, 2004.

The reports of Henry Schiffer, C.P.A on the Registrant's financial statements for the fiscal years ended December 31st 2001 and December 31st, 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Registrant and Henry Schiffer, C.P.A have not, in connection with the audit of the Registrant's financial statements for the previous two (2) fiscal years, or for any subsequent interim periods prior to and including February 5th, 2004, had any disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement, if not resolved to Henry Schiffer, C.P.A's satisfaction, would have caused Henry Schiffer, C.P.A to make reference to the subject matter of the disagreement in connection with its reports.

On February 6th, 2004, the Registrant engaged the firm De Joya and Company, C.P.A of Las Vegas, Nevada as the Registrant's independent auditors.

The Registrant had no relationship with De Joya and Company, C.P.A required to be reported pursuant to Regulation S-B Item 304 (a) (2) during the previous 2 fiscal years, or the subsequent interim periods prior to and including February 5th, 2004.

ITEM  9.     DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL      PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Officers and directors of the company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

      Name               Age                    Position
-----------------------  ---               -----------------------
Matt  Sebal               36               President/Director
Albert  Reda              58               CEO/Secretary/Treasurer /Director

Officers  and  Directors
----------------------------

Mr.  Sebal,  age 36, was appointed President and Director of the Company on June
13, 2002. Prior to that date Mr. Sebal served as President and Chairman of Return Assured Incorporated from June 2000. Return Assured created and marketed products that built trust in e-retail transactions. From January 1999 to May 2000 he was a on Principal in IBM's e-business Services Group for British Columbia, Canada. From 1997 to 1998, Mr.
Sebal was Director of Business Development for Communicate.com. From 1995 to 1997, he was Senior Strategist for Emerge Online, Inc. From 1990 to 1995, he was President of Seba Enterprises, an import-export business.

Mr. Sebal is also a Director of Mindfuleye Systems IncMindfuleye developed and markets Lexant, a new class of artificial intelligence technology that can read and understand written material as it appears on the Internet.

Mr. Reda age 58 was appointed CEO, Secretary, Treasurer and Director of the Company September 2002. Prior to that date Mr. Whiltey held these positions. Mr.

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

Compliance  with  Section  16(a)  of  the  Exchange  Act.
----------------------------------------------------------------

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following transactions have not been reported by the following persons or entities:

Form  3  for  Reda  Family  Trust.

ITEM  10.     EXECUTIVE  COMPENSATION


The following table sets forth certain summary information concerning the compensation paid or accrued since inception of to our officers and directors.

                                             Annual Compensation                  Long Term Compensation
                                           ----------------------  ---------------------------------------------------
                                                                            Awards                  Payouts
                                                                   Restricted    Securities
Name & Principal Position                           Other Annual      Stock        Options       LTIP      All other
                            Year  Salary    Bonus   Compensation     Awards          SARs       payout   compensations
                                    ($)      ($)         ($)           ($)           (#)         ($)          ($)
Matt Sebal                  2002     --       --       --             --           --             --        --
President/Director          2003     --       --       --             --           --             --        --

Albert  Reda                2002     --       --       --             --           --             --        --
CEO/Secretary               2003     --       --       --             --           --             --        --
Director

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

The following table sets forth certain information as of September 30, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title  of  Class        Name  of  Beneficial         Amount  and  Nature     Percent
                              Owner                Of Beneficial Ownership   of class
----------------  -------------------------------  -----------------------  ---------
Common . . . . .  Internet Business's Int, Inc(a)                  880,000     14.48%

Common . . . . .  Reda Family Trust(b)                             525,834      8.67%

Common . . . . .  Officers and Directors
                  as a Group                                     1,405,834     23.15%

(a) 4634 S. Maryland Pkwy, #102. Las Vegas, NV 89119. Albert Reda is currently as officer and director of Internet Business's International, Inc.

(b) 3338 Punta Alta, #1E., Laguna Hills, CA 92653. Albert Reda does not have a beneficial interest in the Reda Family Trust.


ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company has entered into a number of transactions with Internet Business International, Inc., a Nevada Corporation ("IBII"). Albert Reda, DCM's CEO, Treasurer, Secretary, and Director, also serves as IBII's CEO, Secretary, and Director. Therefore, the following transactions may not be considered "Arms-Length" transactions. The Company believes that all transactions were fair to DCM and in DCM's best interests. Matt Sebal, the Company's other Director, has no affiliation with IBII.

ACE  OPTICS  AGREEMENT  AND  RECESION.

In June 17th of 2002, DCM Enterprises, Inc. (the "Company" or "DCM") entered into an asset purchase agreement with Internet Business International, Inc., a Nevada Corporation ("IBII") for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses (hereinafter referred to as "Ace Optics") The purchase price consisted of 2,000,000 restricted shares of DCM common stock. However, due to a disagreement with a former officer and director of DCM, the Company was unable to take control of Ace Optics. Therefore, the transaction was rescinded. On August 22nd, 2003, DCM and IBII entered into an agreement to compensate DCM for the rescinded Ace Optics agreement. A copy of this Agreement (hereinafter referred to as the "Compensation Agreement") is hereby attached as Exhibit 2.1. Pursuant to the Compensation Agreement, IBII has agreed to compensate DCM in the amount of $760,000 in either cash, DCM stock, or in other assets mutually agreed upon. The amount owed under this agreement carries a 5% annual interest rate. The entire amount is owed and due on February 22, 2005. As of March 19, 2004, IBII has made payments to DCM pursuant to the Compensation Agreement as follows; a total of $130,852 in cash has been paid, a total of 150,000 shares of DCM shares have been returned, and equipment and tools valued at $126,846.45 were transferred to the Company. As of March 19, 2004, the total amount owed under the Agreement was approximately $427,000. DCM's Board of Directors approved the Compensation Agreement.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit
Number    Description
2.1       Compensation  Agreement  with  IBII  (August  22,  2003)  (1)

2.2       Asset  Purchase  Agreement  Between  CRT  and  IBII(2)

10.1      Bill  of  Sale  (August  29,  2003)  (1)

16.1 Letter from Henry Schiffer, C.PA. re: change in certifying accountants.(3)

31.1      Certification  by  Chief  Executive  Officer  and  Chief Financial
          Officer

32.1      Chief  Executive  Officer's  and  Chief  Financial  Officer's  Written
          Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

32.2      Chief Financial Officer's Written Certification Of Financial Statements
          Pursuant  to  18  U.S.C.  Statute  1350

--------------------
(1)     Incorporated  by  reference  from  the  Company's Interim Report on Form
        8-K/A  filed  on  March  23rd,  2004.

(2) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 24th, 2002 filed as Exhibit 16.1.

(3) Incorporated by reference from the Company's Interim Report on Form 8-K filed on February 19, 2002 filed as Exhibit 16.1.

(b)  Reports  on  Form  8K

The  following  documents  are  hereby  incorporated by reference in this 10KSB.
Form          Description                               Date
----          ---------------------------              ------
8K            Change  in  Accountant/                 12/19/03
              Appointment  of  new  CFO

8K/A          Change  in  Accountant                  02/04/04

ITEM  14.       CONTROLS  AND  PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation  of  disclosure,  controls  and  procedures.
------------------------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes  in  internal  controls  over  financial  reporting.
------------------------------------------------------------------

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  15.       PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES. The audit fees billed to the Company by Henry Schiffer, CPA for fiscal years ended December 31, 2002 and 2003 were approximately $20,000 and $0, respectively. These fees pertain to the audit of the Company's annual financial statements and quarterly Form 10-QSBs. The audit fee for the 2003 audit by De Joya & Company is expected to be $10,000.

AUDIT-RELATED FEES, TAX FEES AND ALL OTHER FEES. No "audit-related fees," "tax fees" or "all other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Henry Schiffer, CPA for the fiscal years ended December 31, 2003 and 2002.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DCM  ENTERPRISES,  INC.

Date:  April  20,  2004                    By:  /s/  Albert  Reda
                                           Albert Reda, Chief Executive Officer