Form 10QSB
period 2004-03-31
DCM ENTERPRISES
filed 2004-05-19
CIK 1026507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For  the  quarterly  period  ended:  March  31,  2004

[  ]  Transition  Report  Under  Section  13  or  15(d)  of  the  Exchange  Act.


                        Commission File Number: 0-49880


                              DCM ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                                          95-4643533
    (State  or  other jurisdiction                             (IRS Employer
          of  incorporation)                               Identification  No.)


         7473  West  Lake  Mead  Road                         89128
   (Address  of  principal  executive  offices)            (Zip Code)


       Registrant's  telephone  number,  including  area  code:  (800)-921-9881


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes  [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 13, 2004 the Issuer had issued and outstanding 6,075,965 shares of common stock.

                                TABLE OF CONTENTS

                                                              Page No.
                                                              --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Statements of Expenses . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .  5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion And Plan Of Operations. . . . . .  7

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . .  9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 10

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . 10

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . 10

Item 4. Submission of Matters to a Vote of Security Holders. . . . 10

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . 10

Item 6.  Exhibits & Reports on Form 8-K. . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                         DCM ENTERPRISES, INC.
                             BALANCE SHEET
                            MARCH 31, 2004
                             (UNAUDITED)

                                ASSETS

Current assets
  Cash                                                    $       --
  Due from Internet Business's International, Inc., net.     114,986
  Other receivable . . . . . . . . . . . . . . . . . . .     126,846
                                                          -----------
    Total current assets . . . . . . . . . . . . . . . .     241,832

Fixed assets, net. . . . . . . . . . . . . . . . . . . .          --

Other assets
  Investment in land . . . . . . . . . . . . . . . . . .     150,000
  Deposits . . . . . . . . . . . . . . . . . . . . . . .      65,060
                                                          -----------

Total assets . . . . . . . . . . . . . . . . . . . . . .  $  456,892
                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities. . . . . . . . . . . . . . . . . . .  $       --
    Total current liabilities. . . . . . . . . . . . . .          --
                                                          -----------

Total liabilities. . . . . . . . . . . . . . . . . . . .          --

Commitments and contingencies. . . . . . . . . . . . . .          --

Stockholders' equity
  Preferred stock; $0.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding . . . .          --
  Common stock; $0.001 par value; 200,000,000 shares
     authorized, 6,070,965 shares issued and outstanding       6,071
  Additional paid-in capital . . . . . . . . . . . . . .   1,167,897
  Accumulated deficit. . . . . . . . . . . . . . . . . .    (717,076)
                                                          -----------
    Total stockholders' equity . . . . . . . . . . . . .     456,892
                                                          -----------

Total liabilities and stockholders' equity . . . . . . .  $  456,892
                                                          ===========

          See Accompanying Notes to Consolidated Financial Statements

                                                      DCM ENTERPRISES, INC.
                                                    STATEMENTS OF OPERATIONS
                                          FOR THE THREE MONTH MARCH 31, 2004 AND 2003
                                                          (UNAUDITED)


                                                                        For the three months ended    For the three months ended
                                                                              March 31, 2004                March 31, 2003
                                                                       ----------------------------  ----------------------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                        --   $                        --

Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .                           --                            --
                                                                       ----------------------------  ----------------------------

                                                                       Gross profit                                           --

Operating expenses
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .                           --                         2,550
  Bad debt expense related to Internet Business's International, Inc.                           --                            --
  Stock based compensation. . . . . . . . . . . . . . . . . . . . . .                           --                            --
  Selling general and administrative. . . . . . . . . . . . . . . . .                       67,988                            --
                                                                       ----------------------------  ----------------------------
    Total operating expenses. . . . . . . . . . . . . . . . . . . . .                       67,988                         2,550
                                                                       ----------------------------  ----------------------------

  Loss from operations. . . . . . . . . . . . . . . . . . . . . . . .                      (67,988)                       (2,550)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . .                           --                            --
                                                                       ----------------------------  ----------------------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   (67,988)  $                    (2,550)
                                                                       ============================  ============================

Basic loss per common share . . . . . . . . . . . . . . . . . . . . .  $                     (0.01)  $                     (0.00)
                                                                       ============================  ============================
Diluted loss per common share . . . . . . . . . . . . . . . . . . . .  $                     (0.01)  $                     (0.00)
                                                                       ============================  ============================

Basic weighted average common
  shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . .                    6,070,965                    26,065,965
                                                                       ============================  ============================

          See Accompanying Notes to Consolidated Financial Statements

                                                    DCM ENTERPRISES, INC.
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                         (UNAUDITED)

                                                                                                                   Total
                            Preferred Stock           Common Stock              Additional      Accumulated    Stockholders'
                            ---------------  -------  ------------  -------
                                Shares       Amount      Shares     Amount   Paid-in Capital      Deficit         Equity
                            ---------------  -------  ------------  -------  ----------------  -------------  ---------------
Balance, December 31, 2003               --       --     6,070,965  $ 6,071         1,167,897      (649,088)         524,880

Net loss . . . . . . . . .               --       --            --       --                --       (67,988)         (67,988)
                            ---------------  -------  ------------  -------  ----------------  -------------  ---------------

Balance, March 31, 2004. .               --  $     -     6,070,965  $ 6,071  $      1,167,897  $   (717,076)  $      456,892
                            ===============  =======  ============  =======  ================  =============  ===============

          See Accompanying Notes to Consolidated Financial Statements

                                                  DCM ENTERPRISES, INC.
                                                STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                       (UNAUDITED)

                                                                 For the three months ended    For the three months ended
                                                                       March 31, 2004                March 31, 2003
                                                                ----------------------------  ----------------------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   (67,988)  $                    (2,500)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . .                           --                         2,500
  Changes in operating assets and liabilities:
    Change in due from Internet Business's International, Inc.                       82,082                            --
    Change in equipment held for sale. . . . . . . . . . . . .                     (140,940)
    Change in other receivable . . . . . . . . . . . . . . . .                      126,846
      Net cash provided by operating activities. . . . . . . .                            -                            --
                                                                ----------------------------  ----------------------------

Net change in cash . . . . . . . . . . . . . . . . . . . . . .                           --                            --

Cash, beginning of period. . . . . . . . . . . . . . . . . . .                           --                            --
                                                                ----------------------------  ----------------------------

Cash, end of period. . . . . . . . . . . . . . . . . . . . . .  $                        --   $                        --
                                                                ============================  ============================

Schedule of non-cash financing and investing activities:
  Acquistion of land through reduction of due from
    Internet Business's Internatioanl, Inc.. . . . . . . . . .  $                   150,000   $                        --
                                                                ============================  ============================
  Increase in deposits through reduction of due from
    Internet Business's Internatioanl, Inc.. . . . . . . . . .  $                    65,060   $                        --
                                                                ============================  ============================

          See Accompanying Notes to Consolidated Financial Statements

                              DCM ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION
       -----------------------

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of DCM Enterprises, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of DCM Enterprises, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

History - DCM Enterprises, Inc. ( referred to as the "Company") was incorporated
-------
in  Nevada  on  September  30,  1996.

In June 2002, DCM Enterprises, Inc. the Company entered into an asset purchase agreement with Internet Business International, Inc., a Nevada Corporation ("IBII") for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses (hereinafter referred to as "Ace Optics") The purchase price consisted of 2,000,000 restricted shares of the Company's common stock valued at $1,000,000 or $0.50 per share. However, due to a disagreement with the Company's former officer and director, the Company was unable to take control of Ace Optics. Therefore, the transaction was rescinded. On August 22, 2003, the Company and IBII entered into an agreement to compensate DCM for the rescinded Ace Optics agreement. Pursuant to the Compensation Agreement, IBII has agreed to compensate the Company approximately $768,000 in either cash, stock, or in other assets mutually agreed upon since the Company has received approximately $141,000 in equipment, $269,000 in cash, $150,000 in land and $65,060 in deposit related to real property purchase. The amount owed under this agreement carries a 5% annual interest rate. The entire amount is owed and due on February 22, 2005. Albert Reda, the Company's CEO and Director, also serves as IBII's CEO, Secretary, and Director. Matt Sebal, the Company's other Director, has no affiliation with IBII.

Going  concern  -  The accompanying financial statements have been prepared on a
--------------
going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $717,000 since its inception and requires capital for its contemplated operational activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              DCM ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.     SIGNIFICANT  ACCOUNTING  POILICIES
       ----------------------------------

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

3.     DUE  FROM  INTERNET  BUSINESS'S  INTERNATIONAL,  INC.
       -----------------------------------------------------

During 2003, the Company entered into an agreement with Internet Business's International, Inc. regarding the purchase of Ace Optics but was subsequently rescinded due to disagreements with the Company's former officer and director, and the Company's inability to take control of Ace Optics. The value of this transaction totaled $1,000,000 based upon the issuance of 2,000,000 shares of the Company's common stock. The 2,000,000 shares of common stock was issued to IBII but since the transaction involving Ace Optics did not go through, the Company alternatively requested to have either its common stock returned or be given assets equivalent to the value of such shares. During 2003, the Company received approximately $91,000 in cash and $141,000 in equipment During 2004, the Company received land valued at $150,000 and rights to purchase real property to which IBII had placed a deposit valued at $65,060. Accordingly, the Company has approximately $115,000 receivable due from IBII as of March 31, 2004. Albert Reda, the Company's CEO and Director, also serves as IBII's CEO, Secretary, and Director. Matt Sebal, the Company's other Director, has no affiliation with IBII.

4.     INVESTMENT  IN  LAND
       --------------------

In January of 2004, the Company entered into an agreement to purchase .675 acres of vacant land in San Bernardino County, California. The Company purchased the land with 150,000 shares of its common stock received from IBII pursuant to the Ace Optics transaction. Accordingly, these shares are not new issuances rather, shares returned by IBII from the original 2,000,000 shares issued to them related to the Ace Optics transaction. The value of the land totaled $150,000 to which the Company reduced the due from Internet Business's International, Inc. during the three months ended March 31, 2004.

5.     EQUIPMENT  SOLD
       ---------------

During 2003, the Company received approximately $141,000 of equipment from IBII. The Company's original intentions were to use the equipment to commence a manufacturing operation however, due to a change in business direction the Company has decided to sell the equipment. In March 2004, the Company had sold the equipment for a total of $126,846 (less selling expenses of $14,094). As of March 31, 2004, the Company had not yet received the net proceeds from the sale of equipment and accordingly has recorded other receivable in the amount of $126,846.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
-------------------------------------------------------------------------------

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

ITEM  3.  CONTROLS  AND  PROCEDURES

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


                           ITEM II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

N/A

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In January of 2004, the Company entered into an agreement to purchase .675 acres of vacant land in San Bernardino County, California. APN 0537-022-04-0-000 The Company purchased the land with 150,000 shares of DCM stock. The stock issued was treasury stock that was to be returned to DCM pursuant to agreement by Internet Business's International, Inc. (See Exhibit 2.1). For expediency, the stock was issued directly to the sellers by IBII and DCM credited the return. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.
The  shares  are  restricted  as  to  resale  under  Rule  144.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

N/A

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

N/A

ITEM  5.  OTHER  INFORMATION

In January of 2004, the Company entered into an agreement to purchase .675 acres of vacant land in San Bernardino County, California. APN 0537-022-04-0-000 The Company purchased the land with 150,000 shares of DCM stock. The stock issued was treasury stock that was to be returned to DCM pursuant to agreement by Internet Business's International, Inc. (See Exhibit 2.1). For expediency, the stock was issued directly to the sellers by IBII and DCM credited the return.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8K

(a)  Exhibits

2.1     Compensation  Agreement  with  IBII  (August  22,  2003)  (1)

2.2     Asset  Purchase  Agreement  Between  CRT  and  IBII(2)

10.1    Bill  of  Sale  (August  29,  2003)  (1)

31.1    302  Certification  of  CEO/CFO

32.1    906  Certification  of  CEO/CFO
-----------------------------
(1) Incorporated by reference from the Company's Interim Report on Form 8-K/A filed on March 23rd, 2004.

(2) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 24th, 2002 filed as Exhibit 16.1.

(b)  Reports  on  Form  8-K

Form    Date  Filed                              Subject
----    -----------             ----------------------------------------
8/K      2/19/2004              Change  in  Accountant
8K/A     3/23/2004              Acquisition  and  Disposition of  Assets

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DCM  ENTERPRISES,  INC.

Date:  May  __,  2004            By: /s/  Albert  Reda
                                 Albert  Reda
                                 Chief Executive Officer/Chief Financial Officer