Form 10QSB
period 2004-06-30
DCM ENTERPRISES
filed 2004-08-20
CIK 1026507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For  the  quarterly  period  ended:  June  30,  2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of July 31, 2004 the Issuer had issued and outstanding 6,180,965 shares of common stock.


Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ] No  [X]

                           TABLE OF CONTENTS

                                                             Page No.
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . .         3

Item 1.  Financial Statements . . . . . . . . . . . . . . .         3

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .         3

Statements of Operations. . . . . . . . . . . . . . . . . .         4

Statements of Stockholders' Equity. . . . . . . . . . . . .         5

Statements of Cash Flows. . . . . . . . . . . . . . . . . .         6

Notes to Financial Statements . . . . . . . . . . . . . . .         7

Item 2.  Management's Discussion And
     Plan Of Operations . . . . . . . . . . . . . . . . . .         9

Item 3.  Controls and Procedures. . . . . . . . . . . . . .        10


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . .        10

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .        10

Item 2.  Changes in Securities. . . . . . . . . . . . . . .        10

Item 3.  Defaults Upon Senior Securities. . . . . . . . . .        10

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 5.  Other Information. . . . . . . . . . . . . . . . .        11

Item 6.  Exhibits & Reports on Form 8-K . . . . . . . . . .        11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .        12

PART  I  -  FINANCIAL  INFORMATION

Item  1.     FINANCIAL  STATEMENTS

                        DCM ENTERPRISES, INC.
                            BALANCE SHEET
                            JUNE 30, 2004
                            (UNAUDITED)
Cash                                                    $      512
Due from Internet Business's International, Inc., net      110,486
Loan to stockholder                                          1,560
Other receivable                                           126,846
                                                        -----------
  Total current assets                                     239,404

                                                                --


Investment in land                                         150,000
Deposits                                                    65,060
                                                        -----------

                                                        $  454,464
                                                        ===========



                                                        $      580
                                                        -----------
  Total current liabilities                                    580
                                                        -----------

                                                               580

                                                                --


Preferred stock; $0.001 par value; 1,000,000 shares
  authorized, no shares issued and outstanding                  --
Common stock; $0.001 par value; 200,000,000 shares
   authorized, 6,180,965 shares issued and outstanding       6,180
Additional paid-in capital                               1,168,888
Accumulated deficit                                       (721,184)
                                                        -----------
  Total stockholders' equity                               453,884
                                                        -----------

                                                        $  454,464
                                                        ===========

See  Accompanying  Notes  to  Consolidated  Financial  Statements


                              DCM ENTERPRISES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months Ended June 30, Six Months Ended June 30,
                                       --------------------------- -------------------------
                                            2004         2003         2004         2003
                                         -----------  -----------  -----------  -----------
Revenues                                 $       --   $       --   $       --   $       --

Cost of revenues                                 --           --           --           --
                                         -----------  -----------  -----------  -----------

  Gross profit                                   --           --           --           --

Depreciation                             $        -   $    2,550   $        -   $    5,100
General and administrative expenses           4,108           12       72,096           12
                                         -----------  -----------  -----------  -----------

Loss from operations                         (4,108)      (2,562)     (72,096)      (5,112)

Provision for income taxes                       --           --           --           --
                                         -----------  -----------  -----------  -----------

Net loss                                 $   (4,108)  $   (2,562)  $  (72,096)  $   (5,112)
                                         ===========  ===========  ===========  ===========

Basic and diluted loss per common share  $    (0.00)  $    (0.00)  $    (0.01)  $    (0.00)
                                         ===========  ===========  ===========  ===========

Basic and diluted weighted average
  common shares outstanding               6,180,965    6,070,965    6,180,965    6,070,965
                                         ===========  ===========  ===========  ===========

See  Accompanying  Notes  to  Consolidated  Financial  Statements

                                                  DCM ENTERPRISES, INC.
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)

                                                                                         Total
                                        Preferred Stock      Common Stock
                                        ----------------  ------------------     Additional     Accumulated  Stockholders'
                                        Shares   Amount    Shares    Amount   Paid-in Capital    Deficit        Equity
                                        -------  -------  ---------  -------  ----------------  -----------  -------------
Balance, December 31, 2003                   --       --  6,070,965  $ 6,071         1,167,897    (649,088)       524,880

Issuance of common stock for services,
  $0.01 per share                                           110,000      109               991          --          1,100

Net loss                                     --       --         --       --                --     (72,096)       (72,096)
                                        -------  -------  ---------  -------  ----------------  -----------  -------------
Balance, June 30, 2004                       --  $     -  6,180,965  $ 6,180  $      1,168,888  $ (721,184)  $    453,884
                                        =======  =======  =========  =======  ================  ===========  =============

See  Accompanying  Notes  to  Consolidated  Financial  Statements

                                                    DCM ENTERPRISES, INC.
                                                  STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)

                                                                          For the six months ended    For the six months ended
                                                                               June 30, 2004               June 30, 2003
                                                                         --------------------------  -------------------------
Cash flows from operating activities:
  Net loss                                                               $                 (72,096)  $                  (5,112)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                                                               --                       5,100
    Stock based compensation                                                                 1,100                          --
    Bad debt expense related to Internet Business's International, Inc.                         --                          --
  Changes in operating assets and liabilities:                                                  --
    Change in due from Internet Business's International, Inc.                              84,042                          --
    Change in equipment held for sale                                                     (140,940)
    Change in stockholder loans                                                              1,560
    Change in other receivable                                                             126,846
                                                                         --------------------------  -------------------------
      Net cash provided by operating activities                                                512                         (12)
                                                                         --------------------------  -------------------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                                                                 12
  Paid in capital
  Principal payments on notes payable-related parties
  Proceeds from convertible note payable
                                                                         --------------------------  -------------------------
      Net cash provided by financing activities                                                 --                          12
                                                                         --------------------------  -------------------------

Net increase (decrease) in cash                                                                512                          --

Cash, beginning of period                                                                       --                          --
                                                                         --------------------------  -------------------------

Cash, end of period                                                      $                     512   $                      --
                                                                         ==========================  =========================

Schedule of non-cash financing and investing activities:
  Acquistion of land through reduction of due from
    Internet Business's Internatioanl, Inc.                              $                 150,000   $                      --
                                                                         ==========================  =========================
  Increase in deposits through reduction of due from
    Internet Business's Internatioanl, Inc.                              $                  65,060   $                      --
                                                                         ==========================  =========================

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going  concern  -  The accompanying financial statements have been prepared on a
--------------
going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $720,000 since its inception and requires capital for its contemplated operational activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

3.     DUE  FROM  INTERNET  BUSINESS'S  INTERNATIONAL,  INC.
       -----------------------------------------------------

During 2003, the Company entered into an agreement with Internet Business's International, Inc. regarding the purchase of Ace Optics but was subsequently rescinded due to disagreements with the Company's former officer and director, and the Company's inability to take control of Ace Optics. The value of this transaction totaled $1,000,000 based upon the issuance of 2,000,000 shares of the Company's common stock. The 2,000,000 shares of common stock was issued to IBII but since the transaction involving Ace Optics did not go through, the Company alternatively requested to have either its common stock returned or be given assets equivalent to the value of such shares. During 2003, the Company received approximately $91,000 in cash and $141,000 in equipment During 2004, the Company received land valued at $150,000 and rights to purchase real property to which IBII had placed a deposit valued at $65,060. Accordingly, the Company has approximately $110,000 receivable due from IBII as of June 30, 2004. Albert Reda, the Company's CEO and Director, also serves as IBII's CEO, Secretary, and Director. Matt Sebal, the Company's other Director, has no affiliation with IBII.

4.     DUE  FROM  RELATED  PARTY.
       --------------------------

As of June 30, 2004, loan to stockholder totaling $1,560 consists of loan to a stockholder of the company which is unsecured, bears no interest and due on demand.

5.     INVESTMENT  IN  LAND
       --------------------

In January of 2004, the Company entered into an agreement to purchase .675 acres of vacant land in San Bernardino County, California. The Company purchased the land with 150,000 shares of its common stock received from IBII pursuant to the Ace Optics transaction. Accordingly, these shares are not new issuances rather, shares returned by IBII from the original 2,000,000 shares issued to them related to the Ace Optics transaction. The value of the land totaled $150,000 to which the Company reduced the due from Internet Business's International, Inc. during the six months ended June 30, 2004.

6.     EQUIPMENT  SOLD
       ---------------

During 2003, the Company received approximately $141,000 of equipment from IBII. The Company's original intentions were to use the equipment to commence a manufacturing operation however, due to a change in business direction the Company has decided to sell the equipment. In March 2004, the Company had sold the equipment for a total of $140,940 (less selling expenses of $14,094).


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
----------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.

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


                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In May 2004, the Company issued 110,000 shares of its common stock in exchange for consulting services valued at $1,100 ($0.01 per share) to an individual.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8K

(a)  Exhibits

2.1      Compensation  Agreement  with  IBII  (August  22,  2003)  (1)

2.2      Asset  Purchase  Agreement  Between  CRT  and  IBII(2)

10.1     Bill  of  Sale  (August  29,  2003)  (1)

31.1     302  Certification  of  CEO/CFO

32.1     906  Certification  of  CEO/CFO
-----------------------------
(1) Incorporated by reference from the Company's Interim Report on Form 8-K/A filed on March 23, 2004.

(2) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 24, 2002 filed as Exhibit 16.1.


(b)  Reports  on  Form  8-K

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   DCM  ENTERPRISES,  INC.

Date:  August  20,  2004                           By:  /s/  Albert  Reda
                                                        Albert  Reda
                                                        Chief Executive Officer/
                                                        Chief Financial Officer