Form 10KSB
period 2007-12-31
DLR Funding, Inc.
filed 2008-09-10
CIK 1026507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
          For the fiscal years ended December 31, 2004, December 31 2005, December 31, 2006 and December 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to_______


                         Commission file number 0-49880


                                DLR FUNDING, INC.
                 (Name of small business issuer in its charter)


               Nevada                                         95-4643533
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                          1230 West Ash Street, Suite 3
                             Windsor, Colorado 80550
          (Address of principal executive offices, including zip code)

                 Issuer's telephone number, including area code:

                                 (970) 686-1196

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its fiscal year ended December 31, 2007 were $683,000.

There have been no sales of the registrant's Common Stock or any average bid and asked price of the registrant's Common Stock within the past sixty (60) days, and thus the aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer is not readily determinable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 20, 2008, there were 14,646,809 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                DLR FUNDING, INC.

                          ANNUAL REPORT ON FORM 10-KSB

        FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, 2005, 2006 AND 2007

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.      Description of Business...........................................2

Item 2.      Description of Property..........................................16

Item 3.      Legal Proceedings................................................16

Item 4.      Submission of Matters to a Vote Of Security Holders..............17

                                     PART II

Item 5.      Market For Common Equity, Related Stockholder Matters, and
             Small Business Issuer Purchases of Equity Securities.............18

Item 6.      Management's Discussion and Analysis.............................19

Item 7.      Financial Statements.............................................27

Item 8.      Changes in and Disagreements With Accountants on Accounting
             And Financial Disclosure.........................................47

Item 8A.     Controls and Procedures..........................................48

Item 8B.     Other Information................................................49

                                    PART III

Item 9.      Directors and Executive Officers Of The Registrant...............51

Item 10.     Executive Compensation...........................................53

Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................54

Item 12.     Certain Relationships and Related Transactions...................55

Item 13.     Exhibits.........................................................57

Item 14.     Principal Accountant Fees and Services...........................57

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION


         This annual report on Form 10-KSB contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "consider," "plan," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans, and our actual future activities, and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) our ability to fund our continued operations and pursue our business plan of aggressive growth, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to us; (ii) our ability to integrate future acquisitions that we may make; (iii) our ability to manage the risks associated with our businesses; (iv) our ability to maintain and expand our client base in our current markets; (v) our ability to diversify our mix of services by creating new services or adopting existing types of services for our new or existing markets; (vi) our ability to act in a manner that would allow us to successfully enter into new markets; (vii) our ability to generate customer demand for our products; (viii) the intensity of competition; and (ix) general economic and market conditions including changes in government policy and in legislation and regulation.

         Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in "Description of Business -- Risk Factors."

         We undertake no obligation to publicly revise these forward-looking statements occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this annual report.

         Our filings with the Securities and Exchange Commission, or the Commission, including our reports under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, can be found through the Commission's website at http://www.sec.gov.

                             INTRODUCTORY STATEMENT

         Prior to the filing of this annual report on Form 10-KSB, our last annual or quarterly report filed with the Commission was our Form 10-QSB for the period ended June 30, 2004, which was filed with the Commission on August 16, 2004. In an effort to make our public filing information current, the staff of the Commission has allowed us to include in this annual report on Form 10-KSB all of the information that we would have included in each of the periodic reports we should have filed with the Commission since our last periodic report for the period ending June 30, 2004. Accordingly, this annual report on Form 10-KSB includes information for the fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007, and for the period from inception through December 31, 2007.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         DLR Funding, Inc., a Nevada corporation, which we refer to as DLR or the Company, was incorporated September 30, 1996, as CRT Corporation. On December 16, 2002, we changed our name to DCM Enterprises, Inc., and on May 25, 2005, we changed our name to Digital Security, Inc. On March 9, 2006, we changed our name to DLR Funding, Inc. We were originally formed as a management and business holding company, and conducted only nominal operations from January 1999 until March 9, 2006.

         Our Common Stock was first traded on the Over-the-Counter market under the symbol "CRTP," but the trading symbol changed to "CRTI" in July 2002. In January 2003, in conjunction with the Company's name change to DCM Enterprises, the trading symbol changed to DCME. In June 2005, in conjunction with the Company's name change to Digital Security, the trading symbol changed to DGLX. In March, 2006, the Company's listing was removed from the Over-the-Counter market due to the failure to report the Company's then-current financial statements. Our securities have not traded since December 13, 2005.

         On June 17, 2002, we entered into an asset purchase agreement with Internet Business International, Inc. ("IBII"), a Nevada corporation (now known as Seamless Wi-Fi, Inc.), for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses, hereinafter referred to as Ace Optics. The purchase price consisted of 2,000,000 restricted shares of our Common Stock. However, due to a disagreement with one of our former officers and directors, we were unable to take control of Ace Optics. Therefore, the transaction was rescinded. On August 22, 2003, DLR and IBII entered into an agreement to compensate DLR for the rescinded Ace Optics agreement. Pursuant to the Compensation Agreement, as of February 22, 2005, IBII paid us the amount of $760,000 in a combination of cash, our Common Stock, and other mutually agreed upon assets. We also received approximately $141,000 worth of equipment, $269,000 in cash, $150,000 in land and $65,060 in deposits related to the real property purchase. Albert Reda, at the time our Chief Executive Officer, and then and now one of our directors, also served then (as well as now) as IBII's CEO and Secretary, and also as a director.

         On March 9, 2006, we entered into asset purchase agreements with Silver Mountain Financial, LLC, a Wyoming limited liability company, or Silver Mountain, Grizzly Creek Leasing, LLC, a Wyoming limited liability company, or Grizzly, DK Corporation, a Colorado Corporation dba Nationwide Cash Flow Specialists, or DK, and NCFS Funding, LLC, a Colorado limited liability company, or NCFS, to purchase certain assets of each of the foregoing companies. Each of these asset purchase agreements was modified on May 3, 2006. In April 2006, in anticipation of the consummation of the foregoing asset purchase transactions, we appointed David Karst, the manager of NCFS and executive officer of DK, to serve as our President, and Virginia Brinkman, the managing and controlling member of Silver Mountain and Grizzly, to serve on our board of directors. Pursuant to the terms of the asset purchase agreements, the assets purchased were subject to audit verification as to valuation and approval by the creditors of sellers. DK and NCFS were not able to verify the stated value of their assets. As a result, the asset purchase transactions with respect to DK and NCFS were terminated on September 22, 2006, and the securities of DLR issued in connection therewith returned to our transfer agent for cancellation. In connection with the rescission of these agreements, David Karst resigned from his position as our President on August 18, 2006.

         Pursuant to the asset purchase agreement related to the acquisition of certain assets of Silver Mountain, as amended, which we refer to as the Silver Mountain Agreement, we purchased factoring agreements and promissory notes held by Silver Mountain for a purchase price of 3,707,632 shares of our Common Stock, valued at $1.15 per share, for an aggregate purchase price of $4,263,777.

         Pursuant to the asset purchase agreement related to the acquisition of certain assets of Grizzly, as amended, which we refer to as the Grizzly Agreement, we purchased substantially all of the assets of Grizzly for a purchase price of 4,148,212 shares of our Common Stock, valued at $1.15 per share, for an aggregate purchase price of $4,770,444. The assets of Grizzly that were purchased consisted of heavy construction equipment that were leased or available for leasing.

         The acquisitions of these certain assets of Silver Mountain and Grizzly, which we refer to as the Acquisitions, consummated on or about May 3, 2006. In connection with the consummation of the Acquisitions, we appointed Virginia Brinkman, a Manager and controlling member of Silver Mountain and Grizzly, to serve as our Chief Financial Officer and as a director. Virginia Brinkman owns approximately 40% of Silver Mountain and 50% of Grizzly (including through her ownership in Sierra Factoring, LLC).

         Prior to the consummation of the Acquisitions, we were a shell company that engaged in nominal operations. As a result of the Acquisitions, we acquired the factoring business of Silver Mountain and the equipment leasing business of Grizzly. We also experienced a change in control in that Virginia Brinkman, through her ownership of Sierra Factoring, LLC, beneficially owns 7,855,844 shares, or 53.64% of our issued and outstanding Common Stock.

         On March 1, 2007, we formed two wholly owned subsidiaries, DLR Factoring, Inc., a Nevada corporation, or DLR Factoring, and DLR Leasing, Inc., a Nevada corporation, or DLR Leasing, to operate the factoring portfolio acquired from Silver Mountain and the equipment leasing business acquired from Grizzly, respectively. Prior to the formation of DLR Factoring and DLR Leasing, the factoring portfolio and equipment leasing business were operated by DLR.

         As used in this annual report and unless otherwise indicated, the terms the "Company," "DLR," "we," "us," and "our" refer to collectively to DLR and its subsidiaries, DLR Factoring and DLR Leasing, after giving effect to the acquisition of all or substantially all of the assets of Grizzly and Silver Mountain, and the related transactions described above, unless the context requires otherwise.

FACTORING SEGMENT

THE RECEIVABLES FINANCING INDUSTRY

         The accounts receivable financing (factoring) industry in which we compete is a multi-billion dollar market. The companies in the U.S. market for factoring services can roughly be divided into two different categories: large companies with an annual turnover in excess of $1,000,000,000 and smaller companies with an annual turnover of less than such amount. There are fewer than a dozen companies that are classified as large, and hundreds of companies that fit into the small category. We are currently categorized as a small company in this market.

FACTORING

         Factoring is the business of purchasing accounts receivable due from commercial customers at a discount. The typical factoring advance is 60% to 80% of the net amount due, and a discount fee is charged based on the period of time it takes to collect the customer's factored receivables. Our initial discount fee is on a par with other factors and is set based on underwriting, which reviews the client, the client's customer, and other factors. Subsequent fees are also comparable with other factors and charged every 15 days the invoice remains unpaid, again depending on a number of variables. Total fees are dependent upon the time taken for full payment. Direct expenses for factoring include cost of funds, broker fees, if due, and underwriting costs. Indirect expenses include customer service, account monitoring, bad debt write-offs, legal costs, marketing, and general office overhead. We reserve a target bad debt allowance of 5% to 10% of income to cover write-offs, and a legal budget for delinquent or charged-off accounts.

DLR Factoring, Inc.
-------------------

         We conduct our factoring business segment through DLR Factoring. DLR Factoring focuses on providing invoice funding for clients who need improved cash flow by obtaining funds from DLR Factoring on their receivables prior to the time the receivables would be due and collectable from their own clients. DLR Factoring presently has approximately $42,000 worth of factored receivables in its portfolio as of December 31, 2007.

         Our decision to buy receivables is predominantly based on the following variables: (i) the validity of the invoice; (ii) the client's customer's credit (from whom the payment will be made); and (iii) to a much lesser degree, the client's credit. Our prospective factoring client typically cannot obtain bank loans for a variety of reasons: it is new in business; it is undercapitalized; or it had past financial problems. Alternatively, a prospective factoring client may be a fast growing entity in need of cash flow facilitation. The risk of not collecting on receivables is mitigated by confirmation of completed work, arrangement for direct payment from the client's customer (debtor), collateralization of client assets, and personal guarantees of the client's principals. However, because of the nature of the clients, it remains a moderate to high risk financing instrument.

Factoring Procedures
--------------------

         Prior to purchasing a company's receivables, we will complete due diligence procedures, including ensuring legal company names and authorizations, full lien rights to receivables, legitimacy of receivables, credit approval for the client's customers from whom the invoices are/will be due, direct payment authorization, and other manners of protective measures. The advance and fee schedule is structured to give the selling company (our client) an incentive to help collect the receivable as quickly as possible, to decrease its financing costs.

Typical Factoring Arrangements
------------------------------

         After analyzing a potential client and its customers, and upon satisfactory review, we will enter into a factoring agreement with the client. This agreement will typically appoint us to serve as the client's sole factor for all accounts receivable, generally for a term of one (1) year, and to serve as its attorney-in-fact for the negotiation of checks or other instruments. We will usually reserve the right to terminate the agreement at any time upon 30 days written notice.

         Once a factoring agreement is signed, we generally purchase accounts receivable for their face amounts less specified discounts such as reserves, factoring fees, and other charges. When receivables are purchased, the client becomes obligated to pay a factoring fee, generally in the range of 3% to 10% of the gross amount of the receivable. The fee will depend on various considerations, such as the length of time the receivables are expected to be outstanding, the monthly volume of receivables generated by the client, anticipated administrative costs, and the perceived level of risk. Fees are not contingent on collection of the receivables, so if our client's customer becomes unable to pay, or a dispute arises between our client and its customer, our client will remain obligated to pay the factoring fee and repay the advance.

         In almost all cases, the client and we notify the client's customer to make all payments for the receivable directly to us. After the notice, any further payments sent to clients are considered to be misdirected. Under the agreement, the client is obligated to forward to us such payments for proper credit towards associated advances and fees. If a client's customer fails to pay us, the agreement will usually include the right to require the client to substitute other acceptable receivables.

Monitoring Policies
-------------------

         The quality of receivables in our portfolio is our primary security against credit losses. Accordingly, we generally conduct extensive financial and business analyses on a client, and especially on its customers, prior to entering into a factoring or other financing arrangement with a client. We focus on such items as the age of receivables, the quality of management, the character of a prospective client's owners, and the diversity of the client's customer base. We generally avoid situations where a significant percentage of a prospective client's receivables are from a single customer. Most of the same analysis and criteria used to evaluate the client are used to evaluate the client's customers, since they are the source of the repayment. We have established and generally adhere to guidelines for making credit decisions. Depending on the analysis of the client's particular situation, guidelines may be waived to some extent based on "compensating factors." Alternatively, with a riskier but still acceptable client, additional requirements might be put in place to mitigate risk. There can be no assurance however, that adherence to guidelines, considering "compensating factors," or adding additional requirements, will result in the full collection of purchased receivables.

         We reserve the right to withdraw a credit approval if a client's customer's credit standing becomes impaired. Credit approvals are generally limited to the specific terms provided by the client and can be withdrawn if the terms of sale are changed.

         We monitor whether receivables are paid according to terms. We regularly generate and review periodic aging reports. If payment is not received by the due date, we will follow-up with the client's customer to determine the cause of the delay. As security for the receivables purchased, we obtain blanket first liens on a client's receivables, and may also obtain personal guarantees and liens (even if subordinate to other liens) on other assets of the client, including cash, tax refunds, inventory, real estate, and equipment. Periodic reviews of public records to monitor the filing of subsequent liens are also performed, since they may impair the value of receivables in which we have an interest, or indicate higher risk.

         In the event of a problem or an indication of a problem, we will take action, the degree of which will depend on the severity of the situation. In such situations, the sooner action is taken, the greater the likelihood that losses can be mitigated. The status of overdue accounts and other relevant information is reported to each client monthly, or sooner, as appropriate.

         We may from time to time use independent collection agencies to assist in the collection of accounts receivable more than 90 days past due. Collection agencies charge, on average, 20% of the delinquent account collected. On some occasions, it may become necessary to initiate litigation to collect such delinquent accounts.

The Focus of Our U.S. Factoring Activities
------------------------------------------

         The focus of our factoring activities in the U.S. will be on firms who need factoring for small to mid-sized invoices and purchase orders. We consider small to mid-sized invoices and purchase orders to be in the $10,000 to $50,000 range. While there are hundreds of smaller companies serving this market, we believe we can establish a strong foothold, and grow our business organically and through acquisitions. We will utilize our current contacts, and develop new ones, and advertise in trade publications serving our client market to grow organically. We will also market our Company within the industry (at conventions and industry publications), when suitable, that the Company has the resources and abilities to properly serve clients in this market space and that we are looking to grow by acquiring companies and aggregating them to become a serious participant in the small to medium-sized company factoring space.

         While smaller factored amounts require the same amount of underwriting, monitoring, and due diligence of clients as larger factored amounts, we believe that we can make all these processes highly efficient and productive to offset the higher administrative cost per dollar of smaller entity factoring. In addition, by having a portfolio of smaller dollar amount factored invoices, and purchase orders, our risk is highly diversified over a broader range of clients rather have the concentration that large factoring companies have. This allows us to diversify our exposures over a broader number of clients, and by doing so, spread our risk, and lessen it for our portfolio as a whole.

OTHER FACTORING OPPORTUNITIES UNDER CONSIDERATION: ACQUISITIONS, NICHE PROGRAMS, AND NICHE MARKETS.

Factoring of Publicly Traded Companies
--------------------------------------

         We anticipate that, through the contacts of our management and board of directors, we may be able to access publicly traded companies that may need factoring and other financing programs to meet their working capital needs. In addition to standard collateral, we may be able to obtain publicly traded securities of our client, which provides greater liquidity in the event of a default. We may also have the opportunity to participate in the growth of a public client by accepting a portion of our fees in the form of the client's securities. We believe that these financial arrangements would be attractive to potential eligible clients because they would allow them to reduce the cash portion of the fees. In addition, and, depending upon the performance of the securities, obtaining securities of our clients may decrease the risk profile of such client for us, thereby allowing us to offer decreased fees, corresponding to the decrease in risk provided by the security. We believe that the decreased fees resulting from the decreased risk may allow us to aggressively compete with larger factors and banks for such clients.

Factoring Credit Card Income and other Future Revenue Streams
-------------------------------------------------------------

         We also have the opportunity to provide funding for a specific specialty finance company that advances funds to merchants that use future credit card income and other revenue streams to obtain funds. The transactions are structured as contingent asset purchase programs, the asset being the expected income stream from a business' future sales. Additional protections and owner personal guarantees are also generally required from the merchant. Other companies in this specialty finance area can be sought, and we may also provide this type of financing to clients of our own in the future.

Factoring of Closeout, Surplus Inventory, and Production Overruns
-----------------------------------------------------------------

         The liquidation trade has few possibilities for funding purchases. We believe there is a significant opportunity available for a funding company that can offer creative financing methods. Based on our investigation, the competition in this market segment is very limited. Surplus and closeout transactions typically are very difficult to finance. This is mainly because it is difficult to accurately value surplus and closeout merchandise due to low purchase price, the typical measure of collateral's value. In addition, most banks and finance companies lack sufficient channels to liquidate this type of collateral should a borrower default. We have developed a program for financing for this business segment. The program allows realistic product valuation, has an acceptable level of credit risk, and offers the ability to liquidate collateral at what we expect would be sufficient price levels to minimize default losses.

Financing of Purchases and Exports from Thailand, China, Taiwan, and Hong Kong
------------------------------------------------------------------------------

         Today, importers also face significant challenges when trying to secure funds to purchase inventory necessary to support their business operations. Most lenders will only allow inventory to be used as collateral once it is received by the borrower and becomes a part of their domestic inventory. This requirement is put in place because the lender does not have the ability to evaluate the viability and stability of the factories producing the inventory. Lenders must be sure that the collateral (merchandise) will be delivered and be of acceptable quality. Foreign factories generally require payment in advance of shipping any goods. This puts importers in a very difficult position, thus creating another opportunity for factoring. We have developed a system that can provide inventory financing to importers at an acceptable level of risk to the Company. It involves our ability to reliably inspect Asian factories and merchandise, our relationships with government-sponsored trade promotion groups, and industry associations, and our focus on consumer products which we can liquidate at what we expect would be sufficient price levels to minimize default losses.

International Factoring
-----------------------

         As discussed above, with the expansion of the global economy and resulting increased competitiveness, both domestic and foreign companies are being required to provide terms to their international customers. An international receivable finance program allows exporters and manufacturers to enhance their sales efforts and successfully compete in the international market place

         For a factoring company, international factoring involves additional considerations and risks, including access to information for underwriting, acceptance of shipped goods, knowledge of foreign legal systems, and political risk. Lack of expertise in these areas prevents most factors from participating in international factoring. DLR feels it can compete in this market through an alliance with its new partners who have extensive experience, contacts, and sources in Asia. Under consideration is DLR seeking a multi-national insurance company to provide trade credit insurance. In addition to insuring the performance of the receivable, the company could provide underwriting and collection services throughout the U.S.

Asset-based Lending
-------------------

         The Company may also engage in asset-based lending secured by accounts receivable, contracts, purchase orders, equipment, or real estate. Such loans would bear interest at negotiated rates. In underwriting such loans, a factor generally pays more attention to the borrower's financial stability and creditworthiness, rather than that of the borrower's customers. In making such loans the Company would compete primarily with financial institutions and other asset-based lenders, such as commercial finance companies.

EQUIPMENT LEASING SEGMENT

         The Company is in the process of evaluating whether it will discontinue leasing equipment. The Company has been liquidating the equipment it possesses as buyers present themselves, other than five pieces of equipment that remain leased out for multiple-year terms. These outstanding leases have terms of one to four years remaining on them. As of August 22, 2008, we have 12 pieces of equipment remaining, each of may be sold upon receiving acceptable offers.

DLR Leasing, Inc.
-----------------

         We conduct our equipment leasing business segment through DLR Leasing. As of December 31, 2007, the book value of DLR Leasing's equipment, in the aggregate, was approximately $1,205,000.

ADDITIONAL OPPORTUNITIES

Collaborations With Other Financial Services Providers
------------------------------------------------------

         As opportunities become available, we may also seek to participate in financing arrangements coordinated or arranged by one or more third-party financial services providers. We believe that such participation will enable us to access clients that we might not otherwise be able to individually serve, as well as allowing us to better manage the risks associated with servicing such clients. In selecting any such opportunities, we intend to consider providers whose risk tolerance and risk management characteristics are similar to ours. We also intend to look for providers who offer similar quality client service. In the event that we elect to collaborate with an affiliated party, we will enter into such collaboration on substantially the same terms as those that could be obtained from unaffiliated third parties.

         We consider any factoring client receiving $100,000 or more in factoring a major client. As we increase our factoring business, the $100,000 threshold will increase. Currently, we have no factoring clients who have received $100,000 in factoring from us.

EMPLOYEES

         As of August 22, 2008, we had three employees, all of whom are full-time employees. The employees are not represented by any labor union. We believe that relations with each employee are satisfactory.

COMPETITION

         Our factoring business competes with numerous banks, financial institutions, commercial finance companies, and other factoring companies with greater financial and other resources than us. We compete with the national and regional factors, many of whom may target similar clients as we do and many of whom have operated in the markets serviced by us for a longer period of time than us. Certain factors compete with us for certain types of accounts. While we intend to offer factoring services at cost effective prices, we seek to compete in large part on the basis of service and by serving clients typically ignore by larger factors. We also seek to serve niche markets and clients who prefer dealing with a factor with whom they can have a more personal relationship. We do not generally seek to compete when price is the sole or primary criterion for potential clients' selection of a factor. Future competition is expected to be based primarily on the quality and level of service provided and the ability to respond to the changing credit environment and demands of clients. We believe that we are well positioned to respond to these needs. In niche markets, price is much less of a criterion or no criterion at all (provided it is reasonable), since there are few or no alternatives.

SEASONALITY

         Some of our factoring clients may experience seasonal fluctuations. We do not expect our revenues and operating results from the factoring segment to significantly fluctuate according to the sales patterns of our customers.

RISK FACTORS

GENERAL RISK FACTORS

LACK OF OPERATING HISTORY; ACCUMULATED DEFICITS

        Since our inception, and prior to the Acquisitions, we generated nominal income from operations and have an accumulated deficit of approximately $10,700,000 as of December 31, 2007. As a result of the sale of equipment assets acquired as part of the Acquisitions, we have generated cash sufficient to cover our operating expenses for the period ended December 31, 2007. There can be no assurance, however, that we will be able to successfully obtain new funding for growth, factor profitably, enter new markets with specialty financing products, or continue to lease equipment at profitable rates.

ABILITY TO CONTINUE AS A GOING CONCERN

         We have incurred cumulative net losses of approximately $650,000 prior to the development stage and $10,060,000 since the inception of the development stage on January 1, 2004. Furthermore, to operate as contemplated, we will need to raise additional capital through debt or equity financing. Our ability to raise additional capital through future debt financings or issuances of common stock is unknown. To continue operations, we must obtain additional financing, successfully develop our contemplated plan of operations, and attain a level of profitability for our operations. If we are unable to successfully resolve these factors, it would raise substantial doubt about our ability to continue as a going concern.

WE WILL NEED ADDITIONAL CAPITAL TO SUCCESSFULLY PURSUE OUR BUSINESS PLAN AND WILL NEED ADDITIONAL CAPITAL TO CONTINUE EXISTING OPERATIONS.

         We believe that our anticipated cash requirement for the next 12 months will be approximately $400,000. See "Management's Discussion and Analysis". We had obtained a line of credit in the amount of $700,000, which was drawn against to provide working capital and investment capital for factoring, but funds are no longer available from this line. We have been using the sale proceeds of equipment sold to support the Company's overhead. We also have a very small income from remaining factoring accounts. In the event that we do not obtain funding for working capital, and for factoring, with which we can generate working capital, we will be unable to maintain our operations beyond September 2009. Our management is actively seeking funding sources, and currently is in discussions with several potential sources, but at this time management does not now know if the Company will be able to obtain additional funds for working capital and factoring.

         We will require substantial capital to pursue our business plan of aggressive growth through acquisitions and financial product and service expansions. If the cash we generate from our business, together with cash on hand, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business. Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

OUR STRATEGY OF ACQUIRING EXISTING FACTORING BUSINESSES MAY LEAD TO ADDITIONAL EXPENDITURES.

         The completion of any future acquisitions of other factoring companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience. Any acquired company may require significant capital expenditures and may initially have a negative impact on our results of operations. Newly acquired companies may not become profitable when projected, if ever, and if profitable when purchased, may not remain profitable. Our ability to realize the expected benefits from any future acquisitions of other factoring, finance, or other funding companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. In addition, we may fail or be unable to discover certain liabilities of any acquired business, although we will seek to minimize this risk by asset purchase only transactions where feasible and prudent. Any significant diversion of management's attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in managing newly acquired operations or integrating them into our then current operations could have a material adverse effect on our business, financial condition, or results of operations.

IF WE OBTAIN ADDITIONAL FUNDS THROUGH CREDIT FACILITIES, LOANS, BOND ISSUANCE, OR OTHER FINANCING INSTRUMENTS, THE TERMS OF SUCH INSTRUMENTS MAY RESTRICT OUR OPERATING FLEXIBILITY.

         Based on our plan for aggressive growth, any new arrangements for a revolving credit facility, loan, or other financing arrangement, if required for such growth, may contain a number of significant provisions that, among other things, restrict our ability to:

    o    sell assets;
    o    incur more indebtedness;
    o    grant or incur liens on our assets;
    o    make investments or acquisitions;
    o    enter into leases or assume contingent obligations;
    o    engage in mergers or consolidations; or
    o    engage in transactions with our affiliates.

         These restrictions could limit our ability to finance our future operations or capital needs or make acquisitions that may be in our best interest. In addition, any of such financing arrangements may require that we satisfy several financial covenants. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under any such arrangements. If a default occurs under one of these arrangements, the lenders under any other credit arrangements with us, if any, could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable under such other arrangements and require us to apply our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

IF WE OBTAIN ADDITIONAL FUNDS THROUGH THE ISSUANCE OF OUR SECURITIES, THE VALUE OF OUR THEN ISSUED COMMON STOCK COULD BE ADVERSELY AFFECTED.

         Based on our plan for aggressive growth, we may seek to issue our securities to raise capital or to acquire the assets or ownership interests of a company. This may have an adverse effect on our then current stockholders' holdings or on our future ability to issue additional securities for various corporate purposes, such as:

    o    dilution of shareholders' ownership percentage;
    o    dilution of earnings per share;
    o    reduction in, or other negative effect on, share value;
    o    our ability to raise capital by issuing more shares; and
    o our ability to issue shares for the purchase of assets or ownership interests of target companies.

These effects could limit our ability to finance our future operations, make acquisitions or develop and market new or current products and services.

HOLDERS OF OUR COMMON STOCK MAY EXPERIENCE SIGNIFICANT LIMITATIONS ON THE LIQUIDITY OF THEIR COMMON STOCK AS OUR COMMON STOCK IS NOT CURRENTLY LISTED ON ANY NATIONAL SECURITIES EXCHANGE OR QUOTED ON THE OVER-THE-COUNTER MARKET.

         Our Common Stock has not been quoted on the Over-the-Counter market since December 2005 and is not currently listed on any national securities exchange because of our failure to file all required periodic reports with the Commission. Once we have filed all delinquent reports with the Commission, we intend to file a Form 211 with the Financial Industry Regulation Authority, or FINRA, through one of its member broker dealers, in order to obtain a new ticker symbol that will allow the Common Stock to be quoted on the Over-the-Counter market.

         The Over-the-Counter market may provide less or no liquidity for our securities as compared to securities traded on a national securities exchange such as the New York Stock Exchange. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market. There is no assurance that trading volume will develop upon our receipt of a new ticker symbol for trading on the Over-the-Counter market. We cannot predict when or whether investor interest in our Common Stock may lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

OUR FUTURE REVENUE AND REVENUE GROWTH WILL DEPEND ON OUR ABILITY TO OBTAIN NEW CUSTOMERS, SELL ADDITIONAL FINANCIAL PRODUCTS AND SERVICES TO THOSE CUSTOMERS, INTRODUCE NEW OR ENHANCED FINANCIAL PRODUCTS AND SERVICES, AND ATTRACT AND RETAIN NEW CUSTOMER, CONTINUALLY.

         Customer retention is key to the amount and predictability of revenue in each of our business segments. Our ability to obtain new customers depends on a number of factors, including:

    o    customer satisfaction;
    o    new financial product and service offerings;
    o    customer service levels;
    o    price;
    o    customer viability;
    o    competition;
    o    utilization of brokers; and
    o    obtaining new sources of clients.

         We expect that a portion of our anticipated future revenue growth in each of our business segments will be derived from:

    o the continued selling of financial products and services to new customers;
    o the selling of additional financial products and services to our then existing customers;
    o the introduction of new or enhanced financial products and services by our businesses; and
    o the selling of financial products and services in new areas to new customers.

         Our ability to attract new customers and grow revenue will depend on a variety of factors, including:

    o the quality and perceived value of our financial product and service offerings by new customers;
    o    effective sales and marketing efforts;
    o our speed to market and avoidance of difficulties or delays in development of new financial products and services;
    o the level of market acceptance of current and new financial products and services;
    o the successful implementation of financial products and services for new customers; and
    o    meeting any regulatory needs and requirements that we may face.

         There can be no assurance that we will achieve our revenue objectives from our established or any new financing products and services. The inability to generate revenue from our financing products and services, attract new customers, or successfully develop and implement new and enhanced financing products and services to meet client and market needs could adversely affect our businesses.

         Our ability to improve profit margins will depend on factors that include the degree, if any, to which, and the speed with which, we are able to increase operational efficiencies and reduce operating costs. We may face delays or difficulties in implementing any new financing products or services. We may face delays or difficulties in consolidating various functions, including administrative functions, eliminating duplicate operations and consolidating facilities. Any of these factors could adversely affect the timing or effectiveness of cost reduction and margin improvement efforts in our business and our ability to successfully compete in the markets we serve, or in new markets we enter.

         A MAJORITY OF OUR COMMON STOCK IS BENEFICIALLY OWNED BY A SINGLE INDIVIDUAL, WHO MAY EXERT SIGNIFICANT INFLUENCE OVER MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL.

         Virginia Brinkman, our Chief Financial Officer and a director, indirectly holds more than 50% of our issued and outstanding Common Stock through her ownership of Sierra Factoring, LLC. Accordingly, she will have significant influence in determining the outcome of corporate transactions or other matters submitted to a vote of the stockholders, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets. This control could have the effect of causing, delaying, or preventing a change in control, which could adversely affect the market price of our Common Stock.

ECONOMIC FACTORS MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         The business climate, interest rates, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we service, particularly the more economically sensitive industries such as construction. Our results of operations are dependent on the level of activity in the various industries that we serve, which, in turn, is affected by general economic conditions.

CHANGES IN INTEREST RATES MAY REDUCE OUR OPERATING INCOME.

         Changes in interest rates may affect our cost of obtaining funds and the rates that can be charged or factored into rates and fees for our products and services. Interest rate changes are difficult to predict and may have a material adverse effect on our revenues, earnings and results of operations.

CHANGES IN, OR THE ADDITION OF, GOVERNMENTAL REGULATIONS MAY NEGATIVELY IMPACT OUR REVENUE AND EARNINGS AND THE WAY WE CONDUCT OUR BUSINESS.

         Our business and the factoring and equipment leasing industries in general are not presently subject to licensing or other regulatory requirements in the states in which we propose to conduct business, and we are not aware of any proposed legislation in those states for regulations affecting our business. If regulations were enacted in any state in which we engage in business, we could become subject to examinations or other procedures by regulatory authorities with respect to our activities. The regulations could impose reporting, disclosure and/or licensing obligations on us, prohibit discrimination, mandate certain disclosures and notices to clients, and/or fix maximum interest rates and fees. Failure to comply with the requirements could lead to the termination or suspension of such licenses. We may also incur additional costs in complying with such regulations, if enacted.

         Changes in, or the addition of, governmental regulations may adversely affect our revenue and earnings and the way in which we conduct our business. Changes in governmental regulations are difficult to predict and could be significant. By way of example, we are not currently licensed at the state level by the banking or financial institutions departments of any state in which we do business. If licensing becomes required by these states, the licenses will be subject to ongoing satisfaction of compliance requirements regarding safety and soundness, compliance with interest rate caps, and compliance with specific requirements not advantageous to us. Changes in this regulatory environment, including the implementation of other new or varying measures by the government, may significantly affect or change the manner in which we currently conduct some of the aspects of our business. Further, if we are unable to timely and appropriately comply with existing or changed government regulations, we may be subject to sanctions and the payment of fines and penalties.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET.

         The markets we serve are highly competitive and may attract new competitors or cause current competitors to focus more on these markets, which could adversely affect our business.

         We will compete with numerous banks, financial institutions, commercial finance companies, and other leasing and factoring companies. We face a variety of competitors, and some of our competitors have substantially greater financial resources. A relatively small number of the largest factors in the United States control a majority of the total factored sales volume in the United States. New competitors may enter the markets we serve or current competitors may decide to focus greater resources on these markets. These new entrants and existing competitors may offer or introduce new products or a different service model, or may treat the services to be provided by one of our businesses as one component of a larger product or service offering. We will also compete with other regional factoring and financial service companies that target similar clients and have established operating histories in the same markets targeted by us. These developments could enable these new and existing competitors to offer similar products or services at reduced prices. We will seek to compete primarily on the basis of service, specially tailored programs, and innovative programs, not price. This strategy may not be effective. Also, we will rely on our ability to respond to the changing credit environment and demands of clients as situations dictate. However, we may not be able to adapt quickly enough to reduce lost business that may result. Any of these or similar developments could adversely affect our business and operational results.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS AS ANTICIPATED.

         Our ability to expand into new markets, such as factoring of publicly traded companies, factoring of different revenue streams, factoring of closeouts, international factoring, and acting as a broker for large financing companies will depend on our ability to obtain sufficient capital to fund such activities, finding clients that meet our standards, and our ability to execute on our plans in the various markets that we want to enter. Other areas we would enter will depend on our ability to participate in a portion of funding by re-factoring and by raising funds for such uses under terms acceptable to us. If we are unable to reach these prerequisites, we may not be able to execute on our business plan, and may be unable to enter into certain new markets described herein.

OUR INVESTMENTS IN OUR BUSINESS MAY NOT IMPROVE OUR BUSINESS PERFORMANCE.

         We have ongoing and continued initiatives to invest in and improve the performance of our businesses. These initiatives include:

    o    improving our customer service model;
    o    improving customer retention;

    o    continuing product enhancements;
    o    consolidating and improving efficiencies at our offices; and
    o increasing the effectiveness of our sales efforts and marketing programs.

There is no assurance that we will be successful in implementing our initiatives or that these initiatives will be sufficient to improve our business performance.

OUR SUCCESS IS DEPENDENT ON THE RETENTION AND ACQUISITION OF TALENTED PEOPLE AND THE SKILLS AND ABILITIES OF OUR MANAGEMENT TEAM AND KEY PERSONNEL.

         The success and performance of our business is dependent upon retaining and attracting management and key personnel such as talented sales people with the skills, abilities, and market knowledge for each of our operating functions and geographic areas. There is no assurance that we can retain our current management and key personnel or attract additional talent and skills to our existing team. The failure to attract and retain management and key personnel could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS AND RESULTS OF OPERATIONS ARE DEPENDENT ON CLIENTS,
DIVERSIFICATION, AND THE SPREADING OF RISK.

         Our business is dependent on having a sufficient number of clients, diversifying the client types, diversifying the industries we serve, and having a sufficient client base over which to spread the risk of losses. Failure to accomplish these needs could adversely affect our business, operating results and financial condition.

OUR ABILITY TO IMPLEMENT AND EXECUTE OUR STRATEGIC PLANS MAY NOT BE SUCCESSFUL AND, ACCORDINGLY, WE MAY NOT BE SUCCESSFUL IN ACHIEVING OUR STRATEGIC GOALS.

         We cannot ensure that we will be successful in developing and implementing our strategic plans for our businesses or that the operational plans that have been or must be developed to implement the strategic plans will produce the anticipated revenue, margins, earnings, or synergies. In addition, these strategic plans and operational plans need to continue to be assessed and reassessed to meet the challenges and needs of our businesses in order for us to remain competitive. Further, the execution of the strategic plans will, to some extent, be dependent on external factors that we cannot control.

OUR STRATEGY TO MAKE ACQUISITIONS OF OTHER FACTORING AND LEASING COMPANIES, AND INVESTMENTS IN COMPLEMENTARY BUSINESSES, PRODUCTS, AND SERVICES MAY NOT BE SUCCESSFUL, AND INVOLVES RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         One of our growth strategies for each of our business segments is to make acquisitions of and investments in complementary businesses, products and services that will enable us to add products and services for our core client base, for new clients, to allow entry into adjacent markets, and to expand each of our businesses geographically. Our ability to make these acquisitions and investments will depend on a number of factors, including:

    o the availability of suitable acquisition candidates and investments at acceptable costs;
    o our ability to compete effectively for these acquisition candidates and investments; and
    o the availability of capital to complete these acquisitions and investments.

         A number of these factors are outside our control. In addition, implementation of this strategy entails a number of other risks, including:

    o    inaccurate assessment of undisclosed liabilities;
    o    entry into markets in which we may have limited or no experience;
    o    potential loss of key employees or clients of the acquired businesses;

    o difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies and cost savings;
    o reallocation of significant amounts of capital from operating initiatives to acquisitions; and
    o increase in our indebtedness and a limitation in our ability to access additional capital when needed.

         In addition, from an accounting perspective, most acquisitions and investments involve periodic assessments of the recoverable value of goodwill and other intangible assets. Such assessments could result in an impairment of the goodwill or other intangible assets recorded which may have an adverse impact on our financial condition or operating results.

         These risks may be heightened if we complete several acquisitions or investments within a relatively short period of time. The benefits of an acquisition or investment may take considerable time to be realized, or may never be realized, and we cannot guarantee that any acquisition or investment will in fact produce the anticipated revenue, earnings or business synergies.

OUR COMMON STOCK MAY BE CATEGORIZED AS A PENNY STOCK THAT IS SUBJECT TO DISCLOSURE REQUIREMENTS THAT MAY REDUCE THE LEVEL OF TRADING ACTIVITY IN THE MARKET AND DECREASE LIQUIDITY OF SUCH SECURITIES.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Commission and FINRA. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since our securities are subject to the penny stock rules, our investors may find it more difficult to sell their securities.

         The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE NEED TO HAVE CONSTANT OVERSIGHT AND CONTROL OF OPERATIONAL RISK.

         We define operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including breakdowns, errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us.

         To monitor and control such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to maintain operational risk at appropriate levels in view of our financial strength, the characteristics of the businesses, the markets in which we operate, and the related competitive environment. At the present time, we have a centralized enterprise risk management function. However, if we acquire companies, and/or create new operating unites, each operating unit would be responsible for its own risk management, supplemented with oversight by our senior management. This risk management oversight function will be responsible for ensuring that each business unit has proper policies and procedures for managing risk and for identifying, measuring, and monitoring risk across our enterprise.

         Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance that such losses will not be incurred in the future.

ANY LOSS OF CUSTOMER DATA COULD ADVERSELY AFFECT OUR BUSINESSES.

         A security breach in our business processes has the potential to impact our customer information and our financial reporting capabilities, which could result in the potential loss of business and our ability to accurately report financial results. In addition, any issues of data privacy as they relate to unauthorized access to or loss of client information could result in the potential loss of business, damage to our market reputation, litigation, regulatory investigation and penalties. There is no assurance that our continued investment in the security of our IT systems and continued efforts to improve our controls will prevent breaches of our security. If our security is breached, our business and operating results may be adversely affected.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any cash dividends with respect to our Common Stock. We intend to retain earnings to finance the development and expansion of our business, and therefore do not expect to declare or pay any cash dividends in the foreseeable future.

RISKS RELATED TO THE FACTORING INDUSTRY.

DECREASES IN BUSINESS MARKETS OR INDUSTRIES WE SERVE, OR A GENERAL ECONOMIC TURNDOWN, COULD REDUCE DEMAND FOR OUR FACTORING SERVICES.

         Our factoring services can be used by companies in the trucking, construction, clothing, food manufacturing, and many other types of businesses. Weakness in our end markets, such as a decline in the general economy, could lead to a decrease in the demand for our factoring services. This could adversely affect our operating results by decreasing our revenues and gross profit margins.

         Certain factors that may cause weakness in any of the foregoing industries include:

    o    weakness in the economy or the onset of a recession;
    o    an increase in interest rates;
    o reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
    o    adverse weather conditions and natural disasters;
    o    terrorism or hostilities involving the United States; and
    o    an increase in the cost of construction materials or fuel oils.

Our operating results are highly dependent on the strength of the regional economies in which clients are located. Any future weakness in such regional economies could have a material adverse effect on our operations.

         Certain circumstances specific to the factoring business may affect our asset risk and collection, or timely collection, of receivables:

    o our clients telling their customers to send checks on invoices purchased by us to them;
    o customer clients continuing to send payments on purchased invoices to our clients and not to us ;
    o    our clients keeping such payments and not forwarding them to us;
    o    our clients selling invoices to more than one factor;
    o the filing of higher priority liens (such as tax liens) against our purchased invoices;
    o    the inability to timely remove such liens; and
    o factoring to a new industry and so being subject to unknown, unforeseen risks.

WE FACTOR TO CLIENTS CONSIDERED TO HAVE A MODERATE OR HIGH DEGREE OF RISK FOR NOT BEING ABLE TO COLLECT ON FACTORED FUNDS.

         Our decision to buy receivables is predominantly based on the following variables: (i) the validity of the invoice; (ii) the client's customer's credit (from whom the payment will be made); and (iii) to a much lesser degree, the client's credit. Our prospective factoring client typically cannot obtain bank loans for a variety of reasons: it is new in business; it is undercapitalized; or it had past financial problems. Alternatively, a prospective factoring client may be a fast growing entity in need of cash flow facilitation. While we intend to mitigate the risk of not collecting on receivables by confirmation of completed work, arrangement for direct payment from the client's customer (debtor), collateralization of client assets, and personal guarantees of the client's principals, due to the nature of the clients, there can be no assurance that we will be able to successfully mitigate the risks involved in working with these clients. Our failure to collect on factored funds may have a material adverse effect on our revenues, results of operations and our business.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 1230 West Ash Street, Suite 3, Windsor, Colorado 80550, where we rent on a month-to-month basis approximately 1600 square feet from 1230 Center, LLC, an unaffiliated third party, for a monthly rental amount of $2,500. In the event we had to vacate the West Ash Street office, we believe that we would be able to find comparable facilities in the same geographic area at rates comparable to what we currently pay.

         We own .675 acres of vacant land in San Bernardino County, California that is held for investment purposes. We have no stated policies or procedures for investments in real estate.

         The majority of our property consists of equipment that we lease under our equipment leasing business. We currently lease over the road transportation equipment, such as tractor-trailers, and construction equipment, such as scrapers, dozers, graders, loaders, water wagons, earthmovers, excavators, water trucks, and support vehicles. The leased property is generally in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         In September 2007, Balcarres Group LLC, et al filed suit in United States District Court for the District of Colorado against DLR Funding, Inc., DLR Factoring, Inc., and DLR Leasing, Inc., et al. Among other allegations, the suit focused on several asset purchase agreements entered into by the Company with Silver Mountain, Grizzly Creek, and others. Plaintiffs alleged claims, as a result of these transactions, for breach of contract, breach of fiduciary duty, fraudulent concealment, fraudulent transfer, conversion and civil theft, civil conspiracy, and violation of the Colorado Organized Crime Control Act. The federal court lawsuit was voluntarily dismissed by the plaintiffs in early November 2007. The suit was re-filed in Weld County, Colorado District Court in November 2007. An Answer to the Complaint was filed on our behalf in January 2008. The Complaint was later amended to substitute Balcarres Group as a plaintiff with Colin P. Lindsey, formerly the President of Noble Trust Company.

         In the interim, the Banking Commissioner of the State of New Hampshire, as the court-appointed Liquidator of Noble Trust Company, filed a Motion to Intervene. The Motion to Intervene was granted by the Court on June 1, 2008. Since that time, counsel for all plaintiffs, except the Banking Commissioner, have filed Motions to Withdraw as counsel. No discovery has taken place. Our position is that the claims and allegations made by Lindsey are meritless, and were brought to obfuscate multiple improper actions by Lindsey involving Noble Trust and other entities, including charitable foundations, Lindsey controlled. We intend to vigorously defend against all of the claims alleged in this lawsuit.

         In February 2008, Albert Reda, one of our directors and the CEO of Seamless Wi-Fi, Inc., which we refer to as Seamless, caused a lawsuit to be filed in our name in Clark County, Nevada District Court against another officer and director of the Company, and against Grizzly Creek and Silver Mountain, in an effort to cause asset acquisitions from Grizzly Creek and Silver Mountain to be rescinded. In March 2008, the original lawsuit was amended by Reda to become a derivative action, as we argued that he had no authority to cause the Company to file the original lawsuit. This lawsuit is still ongoing. To date, there has been no discovery propounded by either side, and no response to settlement offers. At this time, we are uncertain as to the outcome of this matter. We intend to vigorously defend against all of the claims in the amended lawsuit, and to assert any causes of action available to us against the Seamless CEO and his affiliated companies. In early August 2008, counsel for the Seamless CEO and Company Director filed a motion to withdraw from his representation of the Seamless CEO and Company Director in this matter. The Court granted the motion to withdraw at the beginning of September 2008.

         In May 2008, we filed a complaint in Larimer County, Colorado District Court against a factoring client called Oil Field Complete in the amount of approximately $74,000. In exchange for funds advanced by Silver Mountain in accordance with a factoring and security agreement, Oil Field Complete pledged all of its receivables to repay the advanced funds. The complaint alleges that certain accounts have been received by Oil Field Complete and wrongfully retained. Oil Field Complete was just served and has not yet responded.

         In May 2008, we filed a complaint in Larimer County, Colorado District Court against 1st Federal Advanced Funding, Inc., a wholly owned subsidiary of 1st Global Financial Corporation, of which Seamless is the control shareholder. Our director, Albert Reda, is the CEO of Seamless. This complaint alleges that 1st Federal Advanced Funding defaulted on its promissory notes entered into in favor of DLR Funding. On August 11, 2008, the Court granted us a default judgment in the amount of $337,070.41. We are now seeking to execute the judgment against any assets of 1st Federal Advance that we are able to locate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Each of the following amendments to our Articles of Incorporation was duly approved by the written consent of our stockholders holding a majority of our issued and outstanding securities entitled to vote thereon on each of May 25, 2005, March 9, 2006 and May 10, 2006, respectively. We amended our Articles of Incorporation on May 25, 2005, to change our name from DCM Enterprises, Inc. to Digital Security, Inc., and on March 9, 2006, to change our name from Digital Security, Inc. to DLR Funding, Inc. On May 10, 2006, we amended our Articles of Incorporation to authorize the creation of 60,000,000 shares of preferred stock and the designation of the preferences, limitations and rights of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock.

          In addition, on April 21, 2006, we held an annual meeting of our stockholders, during which directors were elected, the appointment of the officers was confirmed and the appointment of Jonathon P. Reuben, C.P.A. as auditor was ratified. See "Changes in and Disagreements With Accountants on Accounting And Financial Disclosure". Except for such meeting, no other matters were submitted to a vote of securities holders from June 30, 2004 to the present.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS

         As of August 20, 2008, DLR had 14,646,809 shares of Common Stock issued and outstanding, with approximately 2,912 stockholders of record of the Common Stock, and no shares of preferred stock issued and outstanding.

MARKET INFORMATION

         There is no current public trading market for our Common Stock. Our Common Stock was first traded on the Over-the-Counter market under the symbol "CRTP," but the trading symbol changed to "CRTI" in July 2002. In January 2003, in conjunction with the Company's name change to DCM Enterprises, the trading symbol changed to DCME. In June 2005, in conjunction with the Company's name change to Digital Security, the trading symbol changed to DGLX. In March, 2006, the Company's listing was removed from the Over-the-Counter market due to the failure to report the Company's then-current financial statements. Our securities have not traded since December 13, 2005. Prior to and subsequent to the period in which our Common Stock was traded on the Over-the-Counter market, there was no public trading market for our Common Stock.

         The ranges of the high and low bid prices for each of the four quarters of 2005, 2004 and 2003 are shown below. The Common Stock was not traded in 2006 or 2007. This information is taken from the Over-the-Counter market's quarterly trade and quote summary report. The quotations listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                       Bid Information-2003, 2004 and 2005

                         2005                2004                  2003
                  ----------------    -----------------    --------------------
                   High      Low       High        Low       High        Low
                  ------   -------    -------   -------    ---------   --------
First Quarter     0.0001    0.0001      N/A        N/A       8.00        3.00
                  ------   -------    -------   -------    ---------   --------
Second Quarter    0.0001    0.0001      N/A        N/A        N/A        N/A
                  ------   -------    -------   -------    ---------   --------
Third Quarter      0.01     0.0001    0.0001     0.0001       N/A        N/A
                  ------   -------    -------   -------    ---------   --------
Fourth Quarter*   0.0001    0.0001    0.0001     0.0001       N/A        N/A

* Fourth Quarter for 2005 includes only through December 13, 2005, the date on which our Common Stock was delisted from the Over-the-Counter market.

         For a discussion of government regulation concerning securities that trade at less than $5.00 per share, see the risk factor relating to penny stock regulation in the section entitled "Description of Business -- Risk Factors."

DIVIDENDS

         We have never paid any cash dividend on our Common Stock and do not anticipate paying cash dividends in the near future. We intend to retain earnings to finance the development and expansion of our business, and therefore do not expect to declare or pay any cash dividends in the foreseeable future. Payment of dividends to common stockholders in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         RECENT OFFERINGS AND ISSUANCES OF SECURITIES

         In January 2004, we purchased .675 acres of vacant land in San Bernardino County, California with 150,000 shares of our Common Stock received from IBII pursuant to the Ace Optics transaction. Accordingly, these shares were not new issuances, but rather shares returned by IBII from the original 2,000,000 shares issued to it related to the Ace Optics transaction. The value of the land totaled $150,000.

         During the twelve month period ended December 31, 2004, we issued to two officers and/or directors, an aggregate of 90,000 shares of restricted Common Stock, valued at an average of $0.20 per share, for services as officers or directors, as applicable for each.

         During the twelve month period ended December 31, 2005, we issued to two officers and/or directors, an aggregate of 120,000 shares of restricted Common Stock, valued at an average of $0.25 per share, for services as officers or directors, as applicable for each.

         On March 9, 2006, we entered into the Silver Mountain Agreement. Pursuant to the Silver Mountain Agreement, we purchased factoring agreements and promissory notes held by Silver Mountain for a purchase price of 3,707,632 shares of our Common Stock, valued at $1.15 per share, for an aggregate purchase price of $4,263,777.

          Concurrently with our entry into the Silver Mountain Agreement, we entered into the Grizzly Agreement, pursuant to which we purchased substantially all of the assets of Grizzly for a purchase price of 4,148,212 shares of our Common Stock, valued at $1.15 per share, for an aggregate purchase price of $4,770,444. The assets of Grizzly that were purchased consisted of heavy construction equipment that were leased or were available for leasing.

         The Acquisitions were consummated on or about May 3, 2006. In connection with the consummation of the acquisitions, we appointed Virginia Brinkman, a Manager and controlling member of Silver Mountain and Grizzly, to serve as our Chief Financial Officer and as a director.

         On March 9, 2006, we also entered into an agreement to purchase certain assets of DK and NCFS. These transactions were rescinded on September 22, 2006, for the failure of DK and NCFS to verify the stated value of their assets, and the securities of DLR issued in connection therewith were returned to our transfer agent for cancellation. In connection with the rescission of these agreements, David Karst resigned from his position as our President on August 18, 2006.

         During the twelve month period ended December 31, 2006, we issued to two unaffiliated consultants, 200,000 shares of restricted Common Stock valued at $0.05 per share and 100,000 shares of restricted Common Stock valued at $0.10 per share, respectively, for certain consulting services rendered.

         On February 21, 2007, we issued 100,000 shares of our Common Stock to our President as part of his compensation package.

         Except for the issuances described above, there were no other sales of unregistered shares since December 31, 2003. The shares issued or to be issued in each of the above transactions were sold to a limited number of accredited and/or financially sophisticated investors who acquired such securities for investment and without a view towards distribution. The issuance of all the shares was, or on issuance will be, exempt from registration under the Securities Act pursuant to the exemptions provided by Sections 4(2) and 4(6) of the Act and Regulation D thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information set forth and discussed in this Management's Discussion and Analysis is derived from the Financial Statements of DLR and the related notes thereto, which are included as exhibits to this annual report. The following information and discussion should be read in conjunction with such Financial Statements and notes. Additionally, this Management's Discussion and Analysis contains forward-looking statements. We encourage you to review our "Cautionary Note Regarding Forward-Looking Statements" at the front of this annual report, and our "Risk Factors" set forth above.

         HISTORY

         DLR Funding, Inc., a Nevada corporation, was incorporated September 30, 1996, as CRT Corporation. On December 16, 2002, we changed our name to DCM Enterprises, Inc., and on May 25, 2005, we changed our name to Digital Security, Inc. On March 9, 2006, we changed our name to DLR Funding, Inc. We were originally formed as a management and business holding company, and conducted only nominal operations from January 1999 until March 9, 2006, at which time we entered into one or more agreements to acquire certain assets from two operating businesses.

         Our Common Stock was first traded on the Over-the-Counter market under the symbol "CRTP," but the symbol changed to "CRTI" in July 2002. In January 2003, in conjunction with the Company's name change to DCM Enterprises, the symbol changed DCME. In June 2005, in conjunction with the Company's name change to Digital Security, the symbol changed to DGLX. In March, 2006, the Company's listing was removed from the Over-the-Counter market due to the failure to report the Company's then-current financial statements. Our securities have not traded since December 13, 2005.

         In May 2006, we consummated the acquisition of certain assets of Grizzly and Silver Mountain. With these acquisitions, we acquired a factoring and loan portfolio of approximately $4,300,000 and an equipment-leasing portfolio of approximately $4,800,000 (which included active leases and construction equipment available for lease or sale). On March 1, 2007, we formed two wholly owned subsidiaries, DLR Factoring, Inc., a Nevada corporation and DLR Leasing, Inc., a Nevada corporation, to operate our factoring and equipment leasing businesses, respectively, and transferred all the assets that we acquired in the Acquisitions to DLR Factoring and DLR Leasing. As a result of the Acquisitions, DLR, through its subsidiaries, will continue to conduct the factoring and equipment leasing businesses previously conducted by Grizzly and Silver Mountain

         HISTORICAL PLAN OF OPERATIONS FOR YEARS 2003-2005.

         During the period beginning with the abandonment of our prior business in the food services industry in or around 2002 and ending with the Acquisitions, we conducted nominal operations and focused on investigating potential target companies or businesses. Our principal business objective during such period of inactivity was to achieve long-term growth potential through acquisitions of target businesses rather than immediate, short-term earnings. We did not restrict our potential candidates to any specific business, industry, or geographical location.

         We did not engage in any business activities that provided cash flow or generated revenues during this period. We attempted to acquire Ace Optics in June 2002, but that transaction was rescinded based on a disagreement with one of our former officers and directors. In January 2004, we acquired real property located in San Bernardino County, California. The costs of investigating and analyzing business combinations were paid with money in our treasury.

         During the period of inactivity, we incurred costs relating to the filing of Exchange Act reports, to the extent that such reports were filed. We anticipated that we would incur costs related to the consummation of one or more acquisitions by us. We anticipated meeting those costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to us, or invested in us by our stockholders, management, or other investors, which is what occurred.

         RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

                  REVENUES. Revenues for the year ended December 31, 2007 were $683,000 and we had no revenues for the year ended December 31, 2006. Our revenues in 2007 were generated from the sale of revenue earning construction equipment and, to a much lesser extent, from our factoring and loan portfolio acquired in 2006.

                  BAD DEBT EXPENSE. Bad debt expense for the year ended December 31, 2007 was $1.9 million and we had no bad debt expense for the year ended December 31, 2006. Our bad debt expense in 2007 was attributable to write-downs of certain of our receivables.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2007 were $889,000 and for the year ended December 31, 2006 were $464,000, respectively, an increase of $424,00, or 192%. This increase was directly attributable to our having only nominal operations in the first six months of 2006.

                  IMPAIRMENT OF LONG LIVED ASSETS. Impairment of long-lived assets for the year ended December 31, 2007 was $1.8 million and for the year ended December 31, 2006 was $4.4 million, respectively, a decrease of $2.6 million, or 59%. A large portion of this decrease was directly attributable to the volatility of the recent market for heavy construction equipment.

                  OTHER INCOME (EXPENSE). Loss on sale of equipment for the year ended December 31, 2007 was $327,000 and for the year ended December 31, 2006 was $277,000, respectively, an increase of $50,000, or 18%. A large portion of this increase was directly attributable to sales of heavy construction equipment acquired in the Acquisitions and the decreased value of such equipment due to current market conditions.

                  NET LOSS. We had a net loss for the year ended December 31, 2007 of 4.3 million compared to a net loss for the year ended December 31, 2006 of $5.2 million.

         LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 2007, we had cash of 2,000, which is a decrease of $1,000 from $3,000 at December 31, 2006. We had obtained a line of credit in the amount of $700,000, which was drawn against to provide working capital and investment capital for factoring, but funds are no longer available from this line.

         We believe our anticipated cash requirement for the next 12 months will be approximately $400,000. We intend to fund our working capital needs and capital expenditures through cash flows generated from operations and additional debt and/or equity financings. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing additional equipment, expanding the portfolio of products and services offered and making strategic acquisitions.

         INFLATION AND CYCLICALITY

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation is likely in the foreseeable future to have, a material impact on our results of operations. Currently, our equipment leasing portfolio is employed in, or available for work in, various types of construction and oil field drilling and pipe laying work. The equipment is located in the Southwestern United States and the Rocky Mountain region. Our factoring portfolio is concentrated with customers in the trucking and construction industries, located in the Southwest. We are planning to serve other industries in other areas in the near future. As a result, our operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. In addition, our operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by us under our variable rate credit facilities.

         Much of our business is with customers in industries that are cyclical in nature. We believe that the diversity of our operations and customer base, and the significant percentage of maintenance work performed, will help to mitigate the effects of an economic downturn.

         LIABILITY AND INSURANCE

         We are parties to various claims that arise out of the ordinary conduct of our business, which typically involve collections on defaulting loans or leases. In addition to these claims, we also may engage in or be exposed to various possible claims including those relating to (i) personal injury or death caused by equipment rented or sold by us, and (ii) motor vehicle accidents involving our delivery and service personnel. While we carry a range of third party insurance coverage for the protection of our assets and operations, there can be no assurance that such coverage will be sufficient.

         EXPECTED CHANGES IN THE NUMBER OF EMPLOYEES

         Subject to our success in generating or raising additional capital, we anticipate making strategic acquisitions of other factoring or equipment leasing companies and any other company that may synergistically enhance our current product and service offerings. According, we anticipate that the number of our employees will increase as a result of the consummation of such acquisitions.

         OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

         2008 OUTLOOK

         Since the consummation of the Acquisitions, we have been collecting payments on, or litigating to collect on non-performing amounts due under, the financial instruments. We have sold, and are attempting to sell, our remaining pieces of heavy construction equipment, except for those on lease. All proceeds received from any of the foregoing will be used to obtain additional business with new and existing clients.

         Our plans for the next twelve months include:

    o    Seeking additional clients in the region in which we currently operate;
    o    Expanding the number of products we can provide;
    o Seeking additional clients by offering new financial products and services;
    o    Establishing our presence in new locations;
    o Cross-marketing our products through vendors of other financial products and services who offer products and services sought by our target clients;
    o Raising additional funds to finance more clients, and with more types of financial products and services;
    o Expanding our operations through the purchase of small factoring companies;
    o Expanding our operations by purchasing portfolios consisting of factoring agreements, promissory notes, and other financing instruments;
    o Gaining exposure by marketing through new marketing channels and by advertising in a variety of trade magazines, financial papers, and other media; and
    o    Upgrading our website and establishing a greater internet presence.

We believe that by concentrating on the activities listed above, we can grow and increase the number of clients, the types of clients, and the industries served.

         CRITICAL ACCOUNTING POLICIES

                  REVENUE RECOGNITION. Revenues are recognized when pervasive evidence of an arrangement exists, fees are fixed or determinable, services have been rendered and, collectibility is reasonably assured. Specifically, rental and rental-related revenue (including cost reimbursements from customers where the company considers itself to be the principal verses agent) will be recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

                  CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash deposits in excess of federally insured amounts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company had no amounts in excess of FDIC insured limits.

                  ADVERTISING AND PROMOTION. The Company follows the policy of charging the costs of advertising to expense as incurred.

                  INCOME TAXES. The Company accounts for income taxes under SFAS 109, "ACCOUNTING FOR INCOME TAXES". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                  ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  COMPREHENSIVE INCOME (LOSS). The Company applies Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. From inception (January 1, 2004) through December 31, 2007, the Company's comprehensive loss consisted of the net loss and unrealized holding loss on its investment in preferred stock as reported on the statement of operations.

                  BASIC AND DILUTED INCOME (LOSS) PER SHARE. In accordance with SFAS No. 128, "EARNINGS PER SHARE", basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have any equity or debt instruments outstanding that could be converted into common stock. The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                  ISSUANCES INVOLVING NON-CASH CONSIDERATION. All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by officers and have been recorded at their estimated value.

                  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The Company accounts for Impairment of Long-Lived Assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. The company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds it estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. Impairments of long-lived assets were related to the Company's investment in land and hotel in the amount of $202,060 for the year ended December 31, 2004 and its acquisition of certain assets of Grizzly Creek, LLC and Silver Mountain Financial, LLC in the amount of $1,780,000 and $4,400,000 for the years ended December 31, 2007 and 2006, respectively.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 2005, the FASB issued FASB Interpretation No. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS" (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company's adoption of FIN 47 did not have a material impact on its financial position or results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS". This new standard replaces APB Opinion No. 20, "ACCOUNTING CHANGES", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company's adoption of SFAS 154 did not have a material impact on the Company's overall results of operations or financial position.

         In February of 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (I.E., derivatives embedded in other financial instruments). The Statement amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", and SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - A REPLACEMENT OF FASB STATEMENT NO. 125". SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's adoption of SFAS No. 155 did not have a material impact on its financial statements, if any.

         In March 2006, the FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140". This Statement amends FASB Statement No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company's adoption SFAS No. 156 did not a material have on its financial statements, if any.

         In July 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" (FIN 48), which supplements SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

         In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

         This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

         In September 2006, the FASB issued SFAS No. 158 "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

         An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." The guidance in SAB No. 108 requires companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

         In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

ITEM 7.  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.......................28

Consolidated Balance Sheets...................................................29

Consolidated Statements of Operations.........................................31

Consolidated Statements of Stockholders' Equity (Deficit).....................32

Consolidated Statements of Cash Flows.........................................34

Notes to Consolidated Financial Statements....................................35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
DLR Funding, Inc.
(formerly DCM Enterprises, Inc.)
Windsor, Colorado

We have audited the accompanying consolidated balance sheets of DLR Funding, Inc. (formerly DCM Enterprises, Inc.) (a development stage company) as of December 31, 2007, 2006, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception (January 1, 2004) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DLR Funding, Inc. (formerly DCM Enterprises, Inc.) (a development stage company) as of December 31, 2007, 2006, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2004) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
May 29, 2008

                                DLR FUNDING, INC.
                        (FORMERLY DCM ENTERPRISES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2007, 2006, 2005 AND 2004
-------------------------------------------------------------------------------------------

                                     ASSETS

                                             2007         2006         2005         2004
                                          ----------   ----------   ----------   ----------
Current assets

Cash                                      $    2,000   $    3,000   $    8,000   $       --
Receivables, net                              28,000      573,000           --           --
Notes receivable                             183,000           --           --           --
Related party receivables                         --      263,000           --           --
Prepaid expenses                                  --        4,000           --           --
                                          ----------   ----------   ----------   ----------

Total current assets                         213,000      843,000        8,000           --

Revenue earning equipment, net of
  accumulated depreciation of $289,000.    1,248,000    3,440,000           --           --

Office equipment, net of accumulated
  depreciation of $11,000.                    21,000       27,000           --           --

Other assets
   Investments in preferred stock              1,000       13,000      200,000
   Investment in land                         13,000       13,000       13,000       13,000
                                          ----------   ----------   ----------   ----------

Total assets                              $1,496,000   $4,336,000   $  221,000   $   13,000
                                          ==========   ==========   ==========   ==========

    The accompanying notes are an integral part of these financial statements




                                        DLR FUNDING, INC.
                                (FORMERLY DCM ENTERPRISES, INC.)
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 2007, 2006, 2005 AND 2004
-----------------------------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                             2007            2006            2005            2004
                                         ------------    ------------    ------------    ------------
Current liabilities
 Accounts payable and accrued expenses   $    144,000    $     25,000    $         --    $         --
 Notes payable                                436,000              --              --              --
 Related party notes payable, current
   portion                                  1,285,000         188,000              --          26,000
                                         ------------    ------------    ------------    ------------

Total current liabilities                   1,865,000         213,000              --          26,000

Related party notes payable, net of
  current portion                                  --         230,000              --              --

Stockholder' equity (deficit)
    Preferred stock, $0.001 par value,
    1,000,000 authorized, no shares
    issued and outstanding as of
    December 31, 2007, 2006, 2005 and
    2004                                           --              --              --              --
    Common stock, $0.001 par value,
    200,000,000 shares authorized,
    14,646,809, 14,546,809, 6,390,965
    and 6,270,965 shares are issued
    and outstanding at December 31,
    2007, 2006, 2005 and 2004,
    respectively                               14,000          14,000           6,000           6,000
Additional paid-in capital                 10,536,000      10,526,000       1,404,000       1,259,000
Accumulated deficit                          (650,000)       (650,000)       (650,000)       (650,000)
Deficit accumulated during the
  development stage                       (10,200,000)     (5,940,000)       (669,000)       (628,000)
Accumulated other comprehensive
  income (loss)                               (69,000)        (57,000)        130,000              --
                                         ------------    ------------    ------------    ------------

Total stockholders' equity (deficit)         (369,000)      3,893,000         221,000         (13,000)
                                         ------------    ------------    ------------    ------------

Total liabilities and stockholders'
  equity (deficit)                       $  1,496,000    $  4,336,000    $    221,000    $     13,000
                                         ============    ============    ============    ============


            The accompanying notes are an integral part of these financial statements




                                                        DLR FUNDING, INC.
                                                (FORMERLY DCM ENTERPRISES, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                                                                                      FOR THE PERIOD
                                                                                                                      FROM INCEPTION
                                                                                                                         THROUGH
                                                                                                                         DECEMBER
                                                          2007              2006           2005           2004           31, 2007
                                                       ------------    ------------    ------------    ------------    ------------

Revenues                                               $    683,000    $         --    $         --    $         --    $    683,000
                                                       ------------    ------------    ------------    ------------    ------------

Operating expenses:
  Bad debt expense                                        1,947,000              --              --         157,000       2,104,000
  Selling, general and administrative                       889,000         594,000         153,000         127,000       1,763,000
  Impairment of long-lived assets                         1,780,000       4,400,000              --         202,000       6,382,000
                                                       ------------    ------------    ------------    ------------    ------------

      Total operating expenses                            4,616,000       4,994,000         153,000         486,000      10,249,000
                                                       ------------    ------------    ------------    ------------    ------------

Operating loss                                           (3,933,000)     (4,994,000)       (153,000)       (486,000)     (9,566,000)
                                                       ------------    ------------    ------------    ------------    ------------

Other income (expense)
  Loss on sale of equipment                                (327,000)       (277,000)             --        (142,000)       (746,000)
  Gain on extinguishment of related party payables               --              --          42,000              --          42,000
  Recovery of bad debt                                           --              --          70,000              --          70,000
                                                       ------------    ------------    ------------    ------------    ------------

      Total other income (expense)                         (327,000)       (277,000)        112,000        (142,000)       (634,000)
                                                       ------------    ------------    ------------    ------------    ------------

Loss before provision for income taxes                   (4,260,000)     (5,271,000)        (41,000)       (628,000)    (10,200,000)

Provision for income taxes                                       --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

      Net loss                                           (4,260,000)     (5,271,000)        (41,000)       (628,000)    (10,200,000)

Other comprehensive income
  Unrealized holding gain (loss) on
      investment in preferred stock                         (12,000)       (187,000)        130,000              --         (69,000)
                                                       ------------    ------------    ------------    ------------    ------------

          Total comprehensive income (loss)            $ (4,272,000)   $ (5,458,000)   $     89,000    $   (628,000)   $(10,269,000)
                                                       ============    ============    ============    ============    ============

Net loss per share - basic and diluted                 $      (0.29)   $      (0.31)   $      (0.01)   $      (0.10)
                                                       ============    ============    ============    ============

Weighted average number of common shares
    outstanding - basic and diluted                      14,547,000      17,206,000       6,299,000       6,204,000
                                                       ============    ============    ============    ============


                            The accompanying notes are an integral part of these financial statements



                                               DLR FUNDING, INC.
                                        (FORMERLY DCM ENTERPRISES, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (JANUARY 1, 2004)
                                            THROUGH DECEMBER 31, 2007
---------------------------------------------------------------------------------------------------------------------------

                                         COMMON STOCK            ADDITIONAL       OTHER
                                  ---------------------------     PAID-IN      COMPREHENSIVE   ACCUMULATED
                                     SHARES         AMOUNT        CAPITAL      INCOME (LOSS)     DEFICIT          TOTAL
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2003           6,181,000   $      6,000   $  1,169,000   $         --    $   (650,000)   $    525,000
                                  ------------   ------------   ------------   ------------    ------------    ------------

Common stock issued for
  services valued at $1.00
  per share                             90,000             --         90,000             --              --          90,000

Net loss for the year ended
  December 31, 2004                         --             --             --             --        (628,000)       (628,000)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2004           6,271,000          6,000      1,259,000             --      (1,278,000)        (13,000)

Common stock issued for
  services valued at $1.00
  per share                            120,000             --        120,000             --              --         120,000

Expenses paid by officer                    --             --         25,000             --              --          25,000

Unrealized holding gain on
  investment in preferred
  stock                                     --             --             --        130,000              --         130,000

Net loss for the year ended
  December 31, 2005                         --             --             --             --         (41,000)        (41,000)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005           6,391,000          6,000      1,404,000        130,000      (1,319,000)        221,000

Common stock issued for
  services                             300,000             --         20,000             --              --          20,000

Common stock issued for
  acquisition of certain assets      7,856,000          8,000      9,102,000             --              --       9,110,000

Unrealized holding loss on
  investment in preferred
  stock                                     --             --             --       (187,000)             --        (187,000)
Net loss for the year ended
  December 31, 2006                         --             --             --             --      (5,271,000)     (5,271,000)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2006          14,547,000         14,000     10,526,000        (57,000)     (6,590,000)      3,893,000


                    The accompanying notes are an integral part of these financial statements




                                               DLR FUNDING, INC.
                                        (FORMERLY DCM ENTERPRISES, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (JANUARY 1, 2004)
                                            THROUGH DECEMBER 31, 2007
---------------------------------------------------------------------------------------------------------------------------

                                         COMMON STOCK            ADDITIONAL       OTHER
                                  ---------------------------     PAID-IN      COMPREHENSIVE   ACCUMULATED
                                     SHARES         AMOUNT        CAPITAL      INCOME (LOSS)     DEFICIT          TOTAL
                                  ------------   ------------   ------------   ------------    ------------    ------------



Common stock issued for
  services                             100,000             --         10,000             --              --          10,000

Unrealized holding loss on
  investment in preferred                   --             --             --        (12,000)             --         (12,000)
  stock

Net loss for the year ended
  December 31, 2007                         --             --             --             --      (4,260,000)     (4,260,000)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2007          14,647,000   $     14,000   $ 10,536,000   $    (69,000)   $(10,850,000)   $   (369,000)
                                  ============   ============   ============   ============    ============    ============

Accumulated deficit                                                                            $   (650,000)
                                                                                               ============

Deficit accumulated during
  the development stage                                                                        $(10,200,000)
                                                                                               ============


                    The accompanying notes are an integral part of these financial statements



                                                        DLR FUNDING, INC.
                                                (FORMERLY DCM ENTERPRISES, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                                                                                      FOR THE PERIOD
                                                                                                                      FROM INCEPTION
                                                                                                                         THROUGH
                                                                                                                         DECEMBER
                                                          2007              2006           2005           2004           31, 2007
                                                       ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                           $ (4,260,000)   $ (5,271,000)   $    (41,000)   $   (628,000)   $(10,230,000)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
        Bad debt expense                                  1,947,000              --              --         157,000       2,104,000
        Depreciation expense                                 91,000         209,000              --              --         300,000
        Stock issued for services                            10,000          20,000         120,000          90,000         240,000
        Expenses paid by officer                                 --              --          25,000              --          25,000
        Recovery of bad debt                                     --              --         (70,000)             --         (70,000)
        Impairment of long-lived assets                   1,780,000       4,400,000              --         202,000       6,382,000
        Loss on sale of equipment                           327,000         277,000              --         142,000         746,000
    Changes in operating assets and liabilities:
        Receivables                                      (1,402,000)        (13,000)             --              --      (1,822,000)
        Related party receivables                           263,000        (263,000)             --          11,000              --
        Prepaid expenses                                      4,000          (4,000)             --              --              --
        Bank overdraft                                           --              --              --              --
        Accounts payable and accrued expenses               119,000          25,000              --              --         144,000
        Related party payables                              867,000              --         (26,000)         26,000       1,285,000
                                                       ------------    ------------    ------------    ------------    ------------

          Net cash provided by (used in)
            operating activities                           (254,000)       (620,000)          8,000              --        (866,000)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
    Issuance of notes receivable                           (183,000)             --              --              --        (183,000)
    Purchase of office equipment                                 --         (27,000)             --              --         (27,000)
    Acquisition of assets, net of cash                           --         224,000              --              --         224,000
                                                       ------------    ------------    ------------    ------------    ------------

          Net cash provided from investing activities       183,000         197,000              --              --          14,000
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Issuance of related party notes                         436,000         418,000              --              --         854,000
                                                       ------------    ------------    ------------    ------------    ------------

          Net cash provided from financing activities       436,000         418,000              --              --         854,000
                                                       ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash                              (1,000)         (5,000)          8,000              --           2,000

Cash at beginning of period                                   3,000           8,000              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Cash at end of period                                  $      2,000    $      3,000    $      8,000    $         --    $      2,000
                                                       ============    ============    ============    ============    ============

                            The accompanying notes are an integral part of these financial statements


                                                              -34-

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------

         DLR Funding, Inc. (formerly DCM Enterprises, Inc.) (the Company) is a development stage company that was organized on September 30, 1996, in the state of Nevada. The Company is a management and investment holding company that maintains an executive office in Windsor, Colorado. The Company has had no significant operations since August 2003, and entered the development stage on January 1, 2004.

         In May 2006, the Company acquired certain assets of Grizzly Creek, LLC, a heavy duty equipment rental and leasing business and certain assets of Silver Mountain Financial, LLC, a factoring and financing business.

         On March 1, 2007, the Company formed two wholly owned subsidiaries, DLR Factoring, Inc., a Nevada corporation, or DLR Factoring, and DLR Leasing, Inc., a Nevada corporation, or DLR Leasing, to operate the factoring portfolio acquired from Silver Mountain and the equipment leasing business acquired from Grizzly, respectively. Prior to the formation of DLR Factoring and DLR Leasing, the factoring portfolio and equipment leasing business were operated by DLR.

         The summary of significant accounting policies of the Company are presented to assist in the understanding of the Company's financial statements. The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The fiscal year of the Company ends on December 31. The following policies are considered to be significant:

         REVENUE RECOGNITION
         -------------------

         Revenues are recognized when pervasive evidence of an arrangement exists, fees are fixed or determinable, services have been rendered and, collectibility is reasonably assured. Specifically, rental and rental-related revenue (including cost reimbursements from customers where the company considers itself to be the principal verses agent) will be recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Pursuant to SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash deposits in excess of federally insured amounts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company had no amounts in excess of FDIC insured limits.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of DLR Funding, Inc. and its wholly owned subsidiaries, DLR Factoring, Inc. and DLR Leasing, Inc.. All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (Continued)

         ADVERTISING AND PROMOTION
         -------------------------

         The Company follows the policy of charging the costs of advertising to expense as incurred.

         INCOME TAXES
         ------------

         The Company accounts for income taxes under SFAS 109, "ACCOUNTING FOR INCOME TAXES". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         ESTIMATES
         ---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         COMPREHENSIVE INCOME (LOSS)
         ---------------------------

         The Company applies Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. From inception (January 1, 2004) through December 31, 2007, the Company's comprehensive loss consisted of the net loss and unrealized holding loss on its investment in preferred stock as reported on the statement of operations.

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (Continued)

         BASIC AND DILUTED INCOME (LOSS) PER SHARE
         -----------------------------------------

         In accordance with SFAS No. 128, "EARNINGS PER SHARE", basic income
         (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         The Company does not have any equity or debt instruments outstanding that could be converted into common stock.

         The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

         ISSUANCES INVOLVING NON-CASH CONSIDERATION
         ------------------------------------------

         All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by officers and have been recorded at their estimated value.

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (Continued)

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
         --------------------------------------------------

         The Company accounts for Impairment of Long-Lived Assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. The company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds it estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. Impairments of long-lived assets were related to the Company's investment in land and hotel in the amount of $202,060 for the year ended December 31, 2004 and its acquisition of certain assets of Grizzly Creek, LLC and Silver Mountain Financial, LLC in the amount of $1,780,000 and $4,400,000 for the years ended December 31, 2007 and 2006, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In March 2005, the FASB issued FASB Interpretation No. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS" (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company's adoption of FIN 47 did not have a material impact on its financial position or results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS". This new standard replaces APB Opinion No. 20, "ACCOUNTING CHANGES", and SFAS No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
         --------------------------------

         it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company's adoption of SFAS 154 did not have a material impact on the Company's overall results of operations or financial position.

         In February of 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (I.E., derivatives embedded in other financial instruments). The Statement amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", and SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - A REPLACEMENT OF FASB STATEMENT NO. 125". SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's adoption of SFAS No. 155 did not have a material impact on its financial statements, if any.

         In March 2006, the FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140". This Statement amends FASB Statement No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company's adoption SFAS No. 156 did not a material have on its financial statements, if any.

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (Continued)

         In July 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" (FIN 48), which supplements SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

         In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

         This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

         In September 2006, the FASB issued SFAS No. 158 "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (Continued)

         An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." The guidance in SAB No. 108 requires companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

         In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

2.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $650,000 prior to the development stage and $10,200,000 since the inception of the development stage on January 1, 2004, and requires capital through debt or equity financing for its contemplated operational activities to take place. The Company's ability to raise additional capital through future debt financings or issuances of its common stock is unknown. The obtainment of additional financing, the successful

         -------------

         development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3.       PROVISION FOR INCOME TAXES
         --------------------------

         As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $2,326,000, which can be used to offset future income tax. The federal and state net operating loss carryforwards expire at various dates through 2027. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

         As of December 31, 2007, 2006, 2005 and 2004, the Company had the following deferred tax assets that related to net operating losses. A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

                                             2007         2006          2005         2004
                                           ---------    ---------    ---------    ---------

       Federal loss carryforwards (@15%)   $ 349,000    $ 309,000    $ 198,000    $ 192,000

       State loss carryforwards (@4.63%)     105,000       95,000       61,000       59,000
                                           ---------    ---------    ---------    ---------

       Less: valuation allowance            (454,000)    (404,000)    (259,000)    (251,000)
                                           ---------    ---------    ---------    ---------
                                           $       -    $       -    $       -    $       -
                                           =========    =========    =========    =========

         The Company's valuation allowance increased by approximately $50,000, $145,000, $8,000, and $128,000 during the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

4.       RELATED PARTY TRANSACTIONS
         --------------------------

         In June 2002, the Company entered into an agreement with Seamless Wi-Fi ("Seamless"), a related entity of a current director of the Company who is the CEO of Seamless (the "Seamless CEO and Company Director"). Per the terms of this agreement, the Company issued 2,000,000 shares of its common stock to Seamless valued by the parties at $1,000,000. This agreement was rescinded and Seamless returned 150,000 shares of common stock back to the Company. In lieu of returning the remaining shares back to the Company, Seamless remitted cash, land, and other assets valued at $50,000, $150,000 and $77,000, respectively, during the year ended December 31, 2004. During the year ended December 31, 2005, the Company also received 500 shares of Seamless Series A preferred stock as payment of balances previously written off.

         The Company also had transactions with other affiliates of the Seamless CEO and Company Director.

         During the years ended December 31, 2006, and 2007, Seamless provided operating funds to the Company on an as-needed basis for additional working capital purposes. As of December 31, 2007, the balance owed by the Company to Seamless for such funds is approximately $150,000, and is secured by a UCC lien against the Company.

         The Company received cash from Seamless earmarked for a financing transaction in which the Company advanced $1,135,000 to another affiliate of the Seamless CEO and Company Director for that affiliate's working capital needs. On unrelated promissory notes with Seamless, the interest rate was 12%. The conditions of this arrangement were based on an arms length transaction's financing terms whereby the Company would charge the affiliate 3% over the cost of the funds to the Company.

         At December 31, 2007, the Company's management determined that the funds advanced by the Company to that affiliate of the Seamless CEO and Company Director for the affiliate's working capital needs are uncollectible and the Company provided an uncollectible debt allowance in the amount of $1,135,000.

         During the year ended December 31, 2007, the Company issued promissory notes payable to an unrelated third party and forwarded those funds, and other funds, to a wholly-owned subsidiary of the same affiliate of the Seamless CEO and Company Director in exchange for promissory notes receivable from the subsidiary for its customer financing program. As of December 31, 2007, the Company has determined the amounts due pursuant to the terms of the promissory notes receivable are uncollectible and has provided an uncollectible debt allowance in the amount of $310,000. The Company has filed suit against the subsidiary in an attempt to collect the funds due.

         --------------------------

         In April 2007, the Company borrowed funds of $250,000 and advanced them, along with Company funds of $101,000, to a subsidiary of Seamless to fund a purchase order for the Seamless subsidiary under a factoring agreement that had an arms length transaction's terms. The charges were: On the face amount of the invoice at the time of funding a fee of 3%, and then 1% every fifteen (15) days thereafter until paid in full. As of December 31, 2007, the Company has determined that this advance is uncollectible and the Company provided an uncollectible debt allowance in the amount of approximately $407,000, consisting of the advance amount of $351,000 and accrued factoring fees of $56,000. These funds are secured by a UCC lien.

         In July 2007, the Company entered into discussions with a former officer of the Company, who is a related party to the Seamless CEO and Company Director, to purchase the former officer's company. The purchase was not consummated. During the period in which the discussions took place, the Company received cash from the target. As of December 31, 2007, the balance owed by the Company to this entity is approximately $145,000.

         During the year ended December 31, 2004, the Company incurred other payable balances to related parties, which were related to operating expenses paid on behalf of the Company. $25,000 of this related party debt was reclassified as donated capital at the request of the lender.

         In October 2007, the Company issued a promissory note for $26,000 to a company of which the Company's CEO is an officer, director, and shareholder. The funds borrowed were used for working capital. The terms of the 90-day note were based on an arms length transaction. The interest rate on the note was 10%. The principal and interest due were paid in full in January 2008.

5.       INVESTMENT IN PREFERRED STOCK
         -----------------------------

         As discussed in Note 4, on May 26, 2005, the Company received 500 shares of Seamless Wi-Fi's Series A preferred stock as payment of the previous balance due from Seamless. The shares are being classified as available-for-sale securities, and, as such, are valued at lower of cost or market value with unrealized gains (losses) reported on the balance sheet and statement of operations as other comprehensive income. The following is a summary of the Company's investment in Seamless Wi-Fi as of December 31, 2007:

                                              GROSS        GROSS
                                           UNREALIZED    UNREALIZED      FAIR
                                             GAINS         LOSSES        VALUE
                                           ---------     ---------     ---------
         Equity securities                 $ 130,000     $(199,000)    $   1,000
                                           =========     =========     =========

         Changes in the unrealized gain (loss) on investment in Seamless Wi-Fi preferred stock during the years ended December 31, 2007, 2006, and 2005, reported as a separate component of stockholders' equity is as follows:

                                              2007          2006          2005
                                           ---------     ---------     ---------
         Beginning balance
         Unrealized gain (loss)            $  13,500     $ 200,000     $  70,000
                                             (12,500)     (186,500)      130,000
                                           ---------     ---------     ---------

         Ending balance                    $   1,000     $  13,500     $ 200,000
                                           =========     =========     =========

6.       COMMON STOCK
         ------------

         During the years ended December 31, 2007, 2006, 2005, and 2004, the Company issued 100,000, 300,000, 120,000, and 90,000 shares of common stock, respectively. The shares were issued as payment for consulting services valued by management at $10,000, $20,000, $120,000, and 90,000, respectively.

         In May 2006, the Company issued 25,086,860 shares of common stock in connection with asset purchase agreements with Grizzly Creek LLC, Silver Mountain Financial LLC, DK Corporation dba Nationwide Cash Flow Specialists, and NCFS Funding, LLC.

         In August of 2006, the Company cancelled 17,231,016 shares previously issued to DK Corporation and NCFS Funding, LLC.

7.       ACQUISITION OF ASSETS
         ---------------------

         On May 2, 2006, the Company acquired certain assets of Grizzly Creek LLC and Silver Mountain LLC in exchange for 7,855,844 shares of the Company's common stock valued at approximately $1.15 per share, or $9,110,000.

         The acquisition was recorded by allocating the cost of the assets acquired based on their estimated fair values at the acquisition date. Consequently, the excess of the cost of the acquisition over the net amounts assigned to the fair value of assets acquired was recorded to goodwill.

         The acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, "BUSINESS COMBINATIONS", with intangible assets and goodwill recorded in conformity with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", requiring an allocation of the purchase price to the tangible and intangible assets acquired based on their relative fair values as of the date of acquisition. The allocation of the purchase price is based on management's judgment after evaluating several factors, including actuarial estimates and valuation assessments of tangible assets determined with the assistance of a specialist.

         The estimated fair values of the assets purchased as of the acquisition date are as follows:

                  Receivables                                         $3,230,000
                  Revenue Earning Equipment                            4,495,000
                  Goodwill                                             1,385,000
                                                                      ----------

                           Total                                      $9,110,000
                                                                      ==========

8.       SUBSEQUENT EVENTS
         -----------------

         In February 2008, the Seamless CEO and Company Director caused a lawsuit to be filed in the Company's name against an another officer and director of the Company, and also against Grizzly Creek and Silver Mountain in an effort to rescind the Company's asset acquisitions from Grizzly Creek and Silver Mountain (see Note 7) in order for the Seamless CEO and Company Director to re-gain control of the Company. In March 2008, the original lawsuit was amended by the Seamless CEO and Company Director into a stockholder derivative action because he had no authority to have the Company file the original lawsuit.

         As of the date of these financial statements, there has been no resolution to the action and the Company and its counsel are uncertain of the outcome. The Company intends to vigorously defend against all of the claims in the amended lawsuit and to assert any causes of action available to the Company against the Seamless CEO and Company Director, his affiliate companies, and the former officer and his company, which company the Company believes was and is under the Seamless CEO and Company Director's effective control.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Our board of directors dismissed our independent auditor De Joya & Company of Las Vegas, Nevada effective October 26, 2005.

         Except for our Form 10-KSB filed on April 22, 2004, for fiscal year ending December 31, 2003, which stated that "the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern," the reports of De Joya & Company on our financial statements, for the years ended December 31, 2002 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         We and De Joya & Company have not, in connection with the audit of our financial statements for the years ended December 31, 2002 and December 31, 2003, or for any subsequent interim periods prior to and including October 26, 2005, had any disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which have caused De Joya & Company to make reference to the subject matter of the disagreement in connection with its reports.

         On October 27, 2005, our board of directors engaged Jonathon P. Reuben, C.P.A., or Reuben, of Torrance, California, as our independent auditor effective October 27, 2005.

         On April 21, 2006, at the annual meeting of our stockholders, the stockholders ratified the appointment of Reuben.

         On September 12, 2006, our board of directors dismissed Reuben from his position as our principal independent auditor. Mr. Reuben did not render an audit report on any of our financial statements.

         During our two most recent fiscal years and the subsequent interim period through September 12, 2006, there were no disagreements between us and Jonathon P. Reuben, C.P.A. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Reuben would have caused him to make reference to the subject matter of the disagreement in connection with his reports.

         On September 13, 2006, we engaged Kempisty & Company, Certified Public Accountants, P.C., or Kempisty, of New York, NY, as our principal independent auditor. At no time during the past two fiscal years or any subsequent period through April 21, 2006 did we consult with Kempisty regarding any matter of the sort described above with reference to Jonathon P. Reuben, C.P.A., any issue relating to our financial statements, or the type of audit opinion that might be rendered for us.

         On October 17, 2006, Kempisty notified our board of directors, that it resigned from its position as our principal independent auditor.

         Kempisty did not render an audit report on any of our financial statements. During our two most recent fiscal years and the subsequent interim period through October 17, 2006, there were no disagreements between us and Kempisty on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kempisty would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         On November 10, 2006, we engaged Davis Accounting Group, P.C., or Davis, of Cedar City, UT, as our principal independent auditor. At no time during the past two fiscal years or any subsequent period through November 10, 2006 did we consult with Davis regarding any matter of the sort described above with reference to Kempisty, any issue relating to our financial statements, or the type of audit opinion that might be rendered for us.

         On April 30, 2007, our board of directors dismissed Davis. Davis did not render an audit report on any of our financial statements. In early May 2007, our board of directors engaged Mendoza Berger & Company, LLP, or Mendoza, of Irvine, California, as our principal independent auditor. At no time during the past two fiscal years or any subsequent period through November 10, 2006, did we consult with Mendoza regarding any matter of the sort described above with reference to Kempisty or Davis, any issue relating to our financial statements, or the type of audit opinion that might be rendered for us.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, consisting of the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

         The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2007 because of the deficiencies in our internal controls over financial reporting identified below.

         In addition, no changes in our internal control over financial reporting occurred during the period commencing the third quarter ending December 31, 2004, and ending the fourth quarter ending December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to inherent limitations, internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives have been met. The design of an internal controls system must take into account the realities of limited resources, and the benefits derived from any system of internal control must be balanced against the cost of implementing and maintaining the system. Inherently, all internal control systems are limited by the realities of errors in human judgment and decision making, collusion, and management's ability to override the system of internal control. Also, as business conditions or requirements change in the future, internal control systems in place today may become obsolete.

         Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.

         Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is not effective based on those criteria, due to the following:

         o lack of proper segregation of functions, duties and responsibilities with respect to our control over the application of certain generally accepted accounting principles and their initial classification within our financial reports due to our very limited staff, including our accounting personnel.

         In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended. Management is in the process of selecting additional internal accounting personnel in order to provide for effective internal control over financial reporting and to remedy the deficiencies identified above.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS

         In December 2006, we provided a revolving line of credit agreement in the maximum principal amount of $500,000 to DLR Funding, LLC, or the DLRLLC LOC, which matures on January 1, 2010. The DLRLLC LOC financed the purchase from DLR of $200,000 worth of financing instruments that were funded by DLR for the benefit of a subsidiary of 1st Global Financial. Virginia Brinkman, our Chief Financial Officer and a director, and beneficial owner of 53.64% of our Common Stock as of August 22, 2008, is the sole owner and Managing Member of DLR Funding, LLC. Outstanding principal amounts under the revolving line of credit accrue simple interest at a rate of 12% per annum. The DLRLLC LOC was cancelled after it was paid in full on December 3, 2007. All outstanding interest was also paid in full on that date. A copy of the DLR LOC, and the promissory note, executed in conjunction with it, has been attached as exhibits to this annual report.

         During the years ended December 31, 2006, and 2007, Seamless provided operating funds to the Company on an as-needed basis for additional working capital purposes. On January 19, 2007, we executed a revolving line of credit in the maximum principal amount of $700,000, which matures on January 14, 2010, or the Seamless LOC, with Seamless. Seamless, at the time the Seamless LOC was executed, beneficially owned approximately 6.00% of our Common Stock, and our director, Albert Reda, serves as the Chief Executive Officer and a director of Seamless. Currently, a wholly-owned subsidiary of Seamless owns in excess of 10% of our common shares (see "Security Ownership of Certain Beneficial Owners and Management"). A copy of the Seamless LOC and the promissory note executed in conjunction with it have been attached as exhibits to this annual report. The current balance is approximately $150,000, exclusive of interest, and is secured by a UCC lien against the Company.

DESCRIPTION OF SECURITIES

         Our authorized capital stock of the Company consists of 201,000,000 shares, of which 200,000,000 is Common Stock, $0.001 par value per share, and 1,000,000 shares is Preferred Stock, $0.001 par value per share, as recognized by our transfer agent.

         On May 10, 2006, an amendment was filed with the Nevada Secretary of State designating 60,000,000 shares of the 201,000,000 authorized shares be Preferred Stock, 1,000,000 shares have been designated preferred.

         On May 10, 2006 an amendment was filed with the Nevada Secretary of State Series A Convertible Preferred Stock, 54,000,000 shares have been designated Series B Convertible Preferred Stock and 4,000,000 shares have been designated Series C Convertible Preferred Stock. Of the 54,000,000 shares of Series B Convertible Preferred Stock, 25,000,000 shares were designed Series B-18 Convertible Preferred Stock, 20,000,000 shares were designed Series B-15 Convertible Preferred Stock and 9,000,000 shares were designated Series B-12 Convertible Preferred Stock. Portions of this preferred stock was to be issued in conjunction with the Grizzly Acquisition and also the Silver Mountain Acquisition. Ultimately, the purchase price was paid in Common Stock that was issued, and no preferred stock was issued.

         The Board voted on May 9, 2007 to change the effects of the May 10, 2006 amendment by filing a new amendment. (The consent of a majority of the issued and outstanding shares being available through Ms. Brinkman, by the control shareholder, which Ms. Brinkman owns and controls. The new amendment would return the share status back to what it was before May 10, 2006. The amendment will be filed by the end of the third quarter of 2008.

         As of August 20, 2008, we had 14,646,809 shares of Common Stock issued and outstanding, with approximately 2,912 stockholders of record, and no shares of preferred stock issued and outstanding.

         Common Stock
         ------------

         VOTING RIGHTS

         All shares of our Common Stock have equal voting rights, with one (1) vote per share, on all matters submitted to the stockholders for their consideration. The shares of Common Stock do not have cumulative voting rights.

         DIVIDENDS

         Subject to the prior rights of the holders of any series of preferred stock which may be issued, holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, out of company funds legally available therefor.

         PREEMPTIVE AND LIQUIDATION RIGHTS

         Holders of shares of our Common Stock do not have any preemptive rights or other rights to subscribe for additional shares, or any conversion rights. Upon a liquidation, dissolution, or winding up of the affairs of the company, holders of the Common Stock will be entitled to share ratably in the assets available for distribution to such stockholders after the payment of all liabilities and after the liquidation preference of any preferred stock outstanding at the time.

         OTHER

         There are no sinking fund provisions applicable to the Common Stock.

         Preferred Stock
         ---------------

         There are no shares of preferred stock currently issued and outstanding.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our Articles of Incorporation provides that we are required to indemnify an officer, director, or former officer or director and such other persons that we are permitted to indemnify under Section 78.7502 of the Nevada Revised Statutes, to the full extent permitted by Section 78.7502 of the Nevada Revised Statutes. Directors of the corporation will not be liable to us or our stockholders for monetary damages for a breach of fiduciary duty unless the breach involves: (i) a director's duty of loyalty to us or our stockholders;
(ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) liability for unlawful payments of dividends or unlawful stock purchase or redemption by us; or (iv) a transaction from which the director derived an improper personal benefit. We have been advised that, in the opinion of the Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we intend to submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.

CHANGES IN CONTROL OF REGISTRANT

         Pursuant to the Acquisitions disclosed in Item 1 of Part I of this annual report, we experienced a change in control as of May 2, 2006. Reference is made to the disclosures set forth in Item 1 of Part I of this annual report, which disclosures are incorporated herein by reference.

AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS

         We amended our Articles of Incorporation on May 25, 2005, to change our name from DCM Enterprises, Inc. to Digital Security, Inc., and on March 9, 2006, to change our name from Digital Security, Inc. to DLR Funding, Inc. On May 10, 2006, we amended our Articles of Incorporation to authorize the creation of 60,000,000 shares of preferred stock and the designation of the preferences, limitations and rights of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock. Each of the foregoing amendments to our Articles of Incorporation was duly approved by the written consent of our stockholders holding a majority of our issued and outstanding securities entitled to vote thereon on each of May 25, 2005, March 9, 2006 and May 10, 2006, respectively.

CHANGE IN SHELL COMPANY STATUS

         Pursuant to the Acquisitions disclosed in Item 1 of Part I of this annual report, we ceased being a shell company as of May 2006. Reference is made to the disclosures set forth in Item 1 of Part I of this annual report, which disclosures are incorporated herein by reference.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names of our directors and officers, their positions, ages, and the year each of them became a director.

                                                                                       Year Became
Name                      Age    Position with the Company                             a Director

Virginia L. Brinkman      45     Director and Chief Financial Officer                  2006
Albert Reda               62     Director                                              2002
Arnold F. Sock            54     Director, Chief Executive Officer and President       2006


         VIRGINIA L. BRINKMAN is our Chief Operating Officer, Treasurer, Secretary, and a Director. She has been an officer and director since April 2006. She is the Chief Executive Officer of the Company's two subsidiaries. Ms. Brinkman is currently the sole Managing Member of Sierra Factoring, LLC, the control shareholder of the Company. She is a managing member of Grizzly Creek Leasing, LLC and Silver Mountain Financial, LLC. She has held these three positions since 2004. From 1999 to 2004, she managed a real estate investment group and mortgage company in Windsor, Colorado. From 1981 to 1999 Mrs. Brinkman worked for the International Association of Dive Rescue Specialists, the last 5 years as its Executive Director.

         ALBERT REDA has served as a director of DLR since September 2002. Mr. Reda served as the President of DLR from November 2004 to March 2006, as Vice President from 1996 to 1998, and as the Secretary of DLR from January 2003 to March 2006. Mr. Reda has been a director and Chief Executive Officer of Seamless Wi-Fi, Inc. (OTCBB: SMWF), since November 1998. Seamless Wi-Fi is the control shareholder of 1st Global Financial Corporation (Pink Sheets: FGBF) of which Mr. Reda was an officer for several years and a director for several years, until November 2007. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

         ARNOLD F. SOCK has served as a director and the President and Chief Executive Officer of DLR since December 2006. In March 2007, he was appointed the Secretary and a director of DLR Leasing, Inc. and DLR Factoring, Inc. Prior to joining DLR, Mr. Sock served as the President of 1st Global Financial Corporation (Pink Sheets: FGBF) from February 2005 until December 2006, and is presently a member of its board of directors. From August 2001 to October 2004, Mr. Sock served as the President, Chief Financial Officer, Secretary and as a director of Single Source Electronic Transactions, Inc., a subsidiary of Single Source Financial Services Corporation. From September 2000 to March 2004, Mr. Sock served as the President and director of Single Source Financial Services Corporation. Mr. Sock received his Bachelor of Science Degree in Accounting from Roger Williams University, his Juris Doctor from The University of West Los Angeles School of Law, and his Master of Laws in Taxation from Golden Gate University Law School. Mr. Sock has been a member of the State Bar of California since June 1995.

         Each director serves for a term of one year.

         MATT SEBAL was appointed President and director of the Company in June 2002. Mr. Sebal resigned from both positions in late 2004 to pursue other opportunities.

         DAVID KARST was appointed President and a director of the Company in April 2006 and resigned from both positions in August 2006 in connection with our rescission of the asset purchase transactions with DK And NCFS.

         MILDRED CARROLL served as our Secretary from March 2006 until April
2007.

         STAN DAVIS was appointed President of the Company in August 2006 and resigned in December 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act and the rules promulgated thereunder require our officers and directors and persons owning more than 10% of our outstanding Common Stock to file reports of ownership and changes in ownership with the Commission and to furnish us with copies of all these filings. We believe, based solely upon a review of (i) those reports and amendments thereto furnished to us during and with respect to our fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007, and (ii) written representations from reporting persons, that the following persons failed to file with the Commission the following forms:

         o Virginia Brinkman, Albert Reda, Arnold Sock, David Karst, Stan Davis, Matt Sebal, Grizzly Creek Leasing, LLC, Silver Mountain Financial, LLC, and Sierra Factoring, LLC each failed to file a Form 3 after becoming a reporting person;

         o Albert Reda failed to file a Form 4 after receiving stock compensation from the Company in 2004 and 2005;

         o Matt Sebal failed to file a Form 4 after receiving stock from the Company in 2004 and 2005;

         o Arnold Sock failed to file a Form 4 after receiving stock compensation from the Company in February 2007; and

         o Seamless Wi-Fi, Inc., formerly known as Internet Business International, Inc., failed to file a Form 5 after the end of the 2004 and 2005 fiscal years.

CODE OF ETHICS

         We have not adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer. We were inactive and or conducted nominal business operations during the fiscal years 2002 through 2005. We commenced operations after the consummation of the Grizzly and Silver Mountain Acquisitions in May 2006. As a result of our recently improved financial condition, we are in the process of investigating and establishing a Code of Ethics.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have a separately standing audit committee, or any committee performing similar functions. We were inactive and or conducted nominal business operations during the fiscal years 2002 through 2005. We commenced operations after the consummation of the Grizzly and Silver Mountain Acquisitions in May 2006. As a result of our recently improved financial condition, we are in the process of establishing an audit committee and searching for a suitable candidate to serve as our audit committee financial expert.

ITEM 10.  EXECUTIVE COMPENSATION

         We intend to enter into employment agreements with our executive officers. Since December 31, 2003, we have not been a party to any employment agreements with any persons serving as executive officers, nor have we proffered any equity or other compensation plans.

         The following table summarizes the compensation earned by our Chief Executive Officer and our other executive officers who earned a salary and bonus in excess of $100,000 for the years ended December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007, who we refer to as the Named Executive Officers, for services rendered during each of those years. No officer of the Company earned in excess of $100,000 for any of the four years. None of our Named Executive Officers have any outstanding unexercised options or unvested stock awards.

                              2004, 2005, 2006, AND 2007 SUMMARY COMPENSATION TABLE

---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
 NAME AND PRINCIPAL         YEAR         SALARY ($)        BONUS ($)      STOCK AWARDS       ALL OTHER      TOTAL ($)
      POSITION                                                               ($)(1)       COMPENSATION ($)
---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
 Arnold F. Sock (2)         2007           $69,000             0            $100 (3)             0           $69,100
 Chairman, President
 and Chief Executive   --------------- ---------------- ---------------- ---------------- ----------------- ----------
       Officer              2006             $0                0                0                0             $0

---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
Virginia L. Brinkman        2007           $72,000             0                0                0           $72,000
   Chief Financial
       Officer         --------------- ---------------- ---------------- ---------------- ----------------- ----------
                            2006           $72,000             0                0                0          $72,000

---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
    Alberta Reda            2006             $0                0                0                0             $0
     President &
     Director(4)       --------------- ---------------- ---------------- ---------------- ----------------- ----------
                            2005             $0                0             $60,000             0           $60,000

                       --------------- ---------------- ---------------- ---------------- ----------------- ----------
                            2004             $0                0             $30,000             0           $30,000

---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
   David Karst(5)           2006             $0                0                0                0             $0
President & Director
---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
    Stan Davis(6)           2006             $0                0                0                0             $0
      President
---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------
    Matt Sebal(7)           2005             $0                0             $60,000             0           $60,000
     Director &
     President         --------------- ---------------- ---------------- ---------------- ----------------- ----------
                            2004             $0                0             $45,000             0           $45,000

---------------------- --------------- ---------------- ---------------- ---------------- ----------------- ----------

(1) The value of the stock awards was based on the dollar amount assigned to the worth of the services provided prior to the current board's actions. In the case of Mr. Sock, our CEO, the value assigned was the share par value times the number of shares.

(2) Includes $4,155 paid to Mr. Sock's corporation pursuant to a Consulting Agreement for services rendered in November 2006.

(3) Mr. Sock received 100,000 shares of our Common Stock in February 2007 as compensation for services rendered as an officer of the Company.

(4) Mr. Reda received 30,000 and 60,000 shares of our Common Stock in the years ended December 31, 2004 and December 31, 2005, respectively, for services rendered as an officer of the Company.

(5) Mr. Karst was appointed to serve as our President and director in April 2006. He resigned from both positions in August 2006.

(6) Mr. Davis was appointed to serve as our President in August 2006. He resigned from this position in December 2006.

(7) Mr. Sebal received 45,000 and 60,000 shares of our Common Stock in the years ended December 31, 2004 and December 31, 2005, respectively, for services rendered as an officer of the Company.

COMPENSATION OF DIRECTORS

         We have not paid any non-employee directors compensation, but based on the determination of the board of directors, we may do so in the future. Employee directors receive compensation only as employees of the Company. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees thereof. We currently have only one non-employee director, but that director has received no compensation for his service as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 22, 2008 (i) by each person who is known by us to own beneficially more than five percent (5%) of the Common Stock,
(ii) by each of our directors, (iii) by each of our Named Executive Officer, as defined in "Summary of Executive Compensation," and (iv) by all directors and executive officers who served as directors or Named Executive Officers at August 20, 2008 as a group. Unless otherwise noted, the address of each beneficial owner is c/o DLR Funding, Inc., 1230 West Ash Street, Suite 3, Windsor, Colorado 80550.

BENEFICIAL OWNERS                                                         AMOUNT AND NATURE
-----------------                                                          OF BENEFICIAL           PERCENT OF
                                                                            OWNERSHIP (1)            CLASS
                                                                          -----------------        ----------

DIRECTORS AND OFFICERS
Virginia L. Brinkman.....................................................      7,855,844(2)           53.6%
Albert Reda..............................................................        127,104(3)             *
Arnold F. Sock...........................................................        100,250                *
All executive officers and directors as a group (3 persons)..............      8,083,198              55.2%


5% BENEFICIAL OWNERS                                                      AMOUNT AND NATURE
                                                                            OF BENEFICIAL          PERCENT OF
                                                                            OWNERSHIP (1)            CLASS
                                                                          -----------------        ----------
Seamless Sales, LLC(4)                                                         2,398,837(5)          16.4%(5)
2050 Russet Way, Suite 338
Carson City, Nevada 89703
-----------
 *   Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 14,646,809 shares of Common Stock outstanding as of August 20, 2008.

(2) Includes 7,855,844 shares owned by Sierra Factoring, LLC. Ms. Brinkman is the Managing Member and sole interest holder in Sierra Factoring.

(3) This does not include 2,398,837 shares of Common Stock owned by Seamless Sales, LLC, a wholly owned subsidiary of Seamless Wi-Fi, Inc., of which Mr. Reda is the Chief Executive Officer, and over which Mr. Reda may be deemed to have voting and dispositive authority. Mr. Reda disclaims beneficial ownership of the shares owned by Seamless Sales, LLC except to the extent of his pecuniary interest therein. Includes 110,834 shares owned by Mr. Reda's spouse, and over which Mr. Reda may be deemed to have voting and dispositive authority.

(4) Seamless Sales, LLC, is a wholly owned subsidiary of Seamless Wi-Fi, Inc., of which Mr. Reda is Chief Executive Officer, and over which Mr. Reda may be deemed to have voting and dispositive authority. Mr. Reda disclaims beneficial ownership of the shares owned by Seamless Sales, LLC except to the extent of his pecuniary interest therein.

(5) As of the date of this annual report, the Company is attempting to determine if all shares transferred to Seamless Sales, LLC were transferred with proper authority and documentation by the transferors. As such, the number of shares listed may be subject to change.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 2002, the Company entered into an agreement with Seamless, of which our director, Albert Reda, is the CEO. Per the terms of this agreement, the Company issued 2,000,000 shares of its Common Stock to Seamless valued by the parties at $1,000,000. This agreement was rescinded and Seamless returned 150,000 shares of Common Stock back to the Company. In lieu of returning the remaining shares back to the Company, Seamless remitted cash, land, and other assets valued at $50,000, $150,000 and $77,000, respectively, during the year ended December 31, 2004. During the year ended December 31, 2005, the Company also received 500 shares of Seamless series a preferred stock in satisfaction of balances previously written off by the Company.

         During the year ended December 31, 2004, the Company incurred other payable balances to related parties, which were related to operating expenses paid on behalf of the Company. $25,000 of this related party debt was reclassified as donated capital at the request of the lender.

         During the years ended December 31, 2006, and 2007, Seamless provided operating funds to the Company on an as-needed basis for additional working capital purposes. On January 19, 2007, we executed a revolving line of credit in the maximum principal amount of $700,000, which matures on January 14, 2010, or the Seamless LOC, with Seamless Wi-Fi, Inc., who we refer to as Seamless. Seamless, at the time Seamless LOC was executed, beneficially owned approximately 6% of our common shares, and our director, Albert Reda, serves as the Chief Executive Officer and a director of Seamless. Currently, a wholly owned subsidiary of Seamless owns in excess of 10% of our common shares (see "Security Ownership of Certain Beneficial Owners and Management"). A copy of the Seamless LOC and the promissory note executed in conjunction with it has been attached as exhibits to this annual report. The current balance is approximately $150,000, exclusive of interest, and is secured by a UCC lien against the Company.

         In May 2007, the Company provided an emergency loan in the amount of $15,000 to Virginia Brinkman, the Company's CFO, who is also a director, and through her ownership of Sierra Factoring, is the Company's majority shareholder. The loan was paid in full on December 3, 2007 with interest at the rate of 12% per annum with all accrued interest to December 3, 2007 also paid in full.

         The Company received cash from Seamless earmarked for a financing transaction in which the Company advanced $1,135,000 to 1st Global Financial, Inc., another affiliate of Mr. Reda, for that affiliate's working capital needs. On unrelated promissory notes with Seamless, the interest rate was 12%. The conditions of this arrangement were based on an arms length transaction's financing terms whereby the Company would charge the affiliate 3% over the cost of the funds to the Company.

         In December 2006, we provided a revolving line of credit agreement in the maximum principal amount of $500,000 to DLR Funding, LLC, or the DLR LLC LOC, which matures on January 1, 2010. The DLR LLC LOC financed the purchase from DLR of $200,000 worth of financing instruments which were funded by DLR for the benefit of a subsidiary of 1st Global Financial. Virginia Brinkman, our Chief Financial Officer and a director, and beneficial owner of 53.64% of our Common Stock as of August 20, 2008, is the sole owner and Managing Member of DLR Funding, LLC. Outstanding principal amounts under the revolving line of credit accrue simple interest at a rate of 12% per annum. The DLR LLC LOC was cancelled after it was paid in full on December 3, 2007. All outstanding interest was also paid in full on that date. A copy of the DLR LLC LOC, and the promissory note, executed in conjunction with it, has been attached as exhibits to this annual report.

         In April 2007, the Company borrowed $250,000 from a unrelated third-party under a promissory note, and advanced them, along with Company funds of $101,000, to Seamless Internet, Inc., a subsidiary of Seamless, to fund a purchase order for CBL Consulting, LLC under a factoring agreement that had the terms of an arms-length transaction. Under the advance, we charged a fee of 3% on the face amount of the invoice at the time of funding, and then 1% every 15 days thereafter until paid in full. As of December 31, 2007, the Company has determined that this advance is uncollectible and the Company provided an uncollectible debt allowance in the amount of approximately $407,000, consisting of the advance amount of $351,000 and accrued factoring fees of $56,000. These funds are secured by a UCC lien.

         In July 2007, the Company entered into discussions with Albert Reda on behalf of his son, Kenneth Reda, a former officer of the Company, to purchase Alpha Blue, Inc., the former officer's company. The purchase was not consummated. During the period in which the discussions took place, the Company borrowed cash from the target. As of December 31, 2007, the balance owed by the Company to this entity was approximately $145,000.

         In October 2007, the Company issued a promissory note for $26,000 to Zaftig Instantly Process Payment Corp., of which the Company's CEO is an officer, director, and shareholder. The funds borrowed were used for working capital. The terms of the 90-day note were based on an arms length transaction. The interest rate on the note was 10%. As of December 31, 2007, the balance owed by the Company to this entity was approximately $26,500. The principal and interest due were paid in full in January 2008.

         At December 31, 2007, the Company's management determined that the funds advanced by the Company to 1st Global Financial, Inc. for the affiliate's working capital needs are uncollectible and the Company provided an uncollectible debt allowance in the amount of $1,135,000.

         In March and April 2007, the Company issued promissory notes in the aggregate principal amount of $112,000 payable to an unrelated third party and forwarded those funds, along with Company funds of $219,000, to 1st Federal Advanced Funding, Inc., a wholly-owned subsidiary of 1st Global Financial Corporation in exchange for promissory notes receivable from the subsidiary for its customer financing program. The Company filed suit against 1st Federal Advanced Funding, Inc. in an attempt to collect the funds due.
 On August 11, 2008, the Court granted us a default judgment in the amount of $337,070.41. We are now seeking to execute the judgment against any assets of 1st Federal Advance that we are able to locate.

DIRECTOR INDEPENDENCE

         We do not currently have any independent directors. In making this determination, we have adopted the definition of director independence as defined by NASDAQ.

         We were inactive and or conducted nominal business operations during the fiscal years 2002 through 2005. We commenced operations after the consummation of the Acquisitions in May 2006. As a result of our recently improved financial condition, we are in the process of: (i) investigating and establishing independence standards with respect to determining director independence and audit, nominating and compensation committees of the board of directors; and (ii) searching for suitable candidates to serve on our audit, nominating and compensation committees, once such committees are established.

ITEM 13. EXHIBITS

         Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Effective October 26, 2005, we dismissed De Joya & Company, of Las Vegas, NV. De Joya rendered an audit report for the years ended December 31, 2002, and 2003, but has not rendered an audit report subsequent to 2003.

         On October 27, 2006, we engaged Jonathon P. Reuben, C.P.A. as our independent auditor effective October 27, 2005.

         On April 21, 2006, at the annual meeting of our stockholders, the stockholders ratified the appointment of Reuben as our independent auditor.

         On September 12, 2006, the board of directors dismissed Reuben. Reuben did not render an audit report on any of our financial statements.

         On September 13, 2006, our board of directors engaged Kempisty & Company, Certified Public Accountants, P.C., of New York, NY, as our principal independent auditor.

         On October 17, 2006, Kempisty notified our board of directors that it resigned from its position as our principal independent auditor. Kempisty did not render an audit report on any of our financial statements.

         On November 10, 2006, we engaged Davis Accounting Group, P.C., of Cedar City, Utah, as our principal independent auditor.

         On April 30, 2007, our board of directors dismissed Davis. Davis did not render an audit report on any of our financial statements.

         On May 3, 2007, our board of directors engaged Mendoza Berger & Company, LLP, of Irvine, California, as our principal independent auditor.

         Each of De Joya & Company of Las Vegas, Jonathon P. Reuben, C.P.A., Kempisty & Company, Certified Public Accountants, P.C., Davis Accounting Group, P.C., and Mendoza Berger & Company, LLP are collectively referred to as the "Firms."

AUDIT FEES. The following sets forth the aggregate fees billed for professional services rendered by each of the foregoing independent auditors for the audit of our annual financial statements and for the review of our interim financial statements, which are included in this annual report, and services that are normally provided in connection with statutory and regulatory filings or engagements for the fiscal years set forth next to their names:

                                 2007        2006     2005       2004       2003
De Joya & Company of Las          N/A        N/A       N/A        N/A        N/A
Vegas
Jonathon P.  Reuben, C.P.A.       N/A        N/A       N/A        N/A        N/A
Kempisty & Company,               N/A        N/A       N/A        N/A        N/A
Certified Public
Accountants, P.C.
Davis Accounting Group, P.C.      N/A      $13,000     N/A        N/A        N/A
Mendoza Berger & Company, LLP   $22,500      N/A       N/A        N/A        N/A
TOTAL                           $22,500    $13,000     -0-        -0-        -0-

AUDIT-RELATED FEES.

No fees for assurance and related services were billed by our principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

TAX FEES.

No fees were billed for professional services rendered by any of our principal accountants for tax compliance, tax advice, or tax planning.

ALL OTHER FEES.

None.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

We are in the process of establishing a formal audit committee, but at this time, our CEO forms the audit committee of Company's board. However, as such, we have not established any pre-approval policies and procedures. Upon adoption, we anticipate that the audit committee charter will provide that the audit committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. Because we do not yet have a formal audit committee, none of the services described above have been approved by an audit committee, other than by our CEO, pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

We anticipate that while the audit committee will be able to consult with management in the decision-making process, it will be prohibited from delegating this authority to management. The audit committee will be entitled to delegate its authority to preapprove services to one (1) or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants will be pre-approved by our audit committee upon its formal establishment to assure that such services do not impair the auditors' independence from us.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of September 2008.

                                                     DLR FUNDING, INC.,
                                                     a Nevada corporation


                                                     By /s/ Arnold F. Sock
                                                        ------------------------
                                                        Arnold F. Sock
                                                        Chief Executive Officer,
                                                        President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                 Title                              Date
         ---------                                 -----                              ----

/s/ Arnold F. Sock                       Chief Executive Officer,               September 10, 2008
---------------------------              President and Director

/s/ Virginia L. Brinkman                 Chief Financial Officer, and           September 10, 2008
---------------------------              Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT

2.1 Agreement, dated as of August 22, 2003, between DCM Enterprises, Inc. and Internet Business's International, Inc., filed as Exhibit 2.1 to our Amended Current Report on Form 8-K dated September 9, 2003, and incorporated herein by this reference.
3.1*     Articles of Incorporation of CRT Corporation, as amended.
3.2*     Bylaws of DLR Funding, Inc.
10.1* Asset Purchase Agreement dated as of March 9, 2006, by and between DLR Funding, Inc. and Grizzly Creek Leasing, LLC.
10.2* Amendment to Asset Purchase Agreement, dated as of May 3, 2006, by and between DLR Funding, Inc. and Grizzly Creek Leasing, LLC.
10.3* Asset Purchase Agreement dated as of March 9, 2006, by and between DLR Funding, Inc. and Silver Mountain Financial, LLC.
10.4* Amendment to Asset Purchase Agreement, dated as of May 3, 2006, by and between DLR Funding, Inc. and Silver Mountain Financial, LLC.
10.5 Termination Letter, dated September 15, 2006, from DLR Funding, Inc. to DK Corporation d/b/a NCFS Funding, LLC, filed as Exhibit 99.3 to our Current Report on Form 8-K dated October 2, 2006, and incorporated herein by this reference.
10.6* Secured Term Note dated October 1, 2006 made by DLR Funding, Inc. for the benefit of Seamless Wi-Fi, Inc.
10.7* Revolving Line of Credit Agreement, dated December 15, 2006, by and between DLR Funding, Inc. as lender and DLR Funding, LLC, as borrower.
10.8* Promissory Note, dated December 15, 2006, by DLR Funding, LLC for the benefit of DLR Funding, Inc.
10.9* Revolving Line of Credit Agreement, dated January 15, 2007, by and between Seamless Wi-Fi, Inc., as lender, and DLR Funding, Inc., as borrower.
10.10* Promissory Note, dated May 3, 2007, Virginia L. Brinkman for the benefit of DLR Funding, Inc.
10.11*   Form of Lease Agreement
10.12*   Form of Factoring and Security Agreement
10.13* Promissory Note, dated October 19, 2007, DLR Funding, Inc. for the benefit of Zaftig Instantly Processed Payments Corporation
21.1*    Subsidiaries of DLR Funding, Inc.
23.1*    Consent of Mendoza Berger & Company, LLP.
31.1* Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2* Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1* Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2* Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*        Filed herewith.